Form 10-Q
period 2007-09-30
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

MCAFEE, INC.
FORM 10-Q

September 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except share data) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$500,339	$389,627
Short-term marketable securities	370,280	215,722
Accounts receivable, net of allowance for doubtful accounts of $3,197 and $2,015, respectively	156,570	170,855
Prepaid expenses and prepaid taxes	148,019	132,203
Deferred income taxes	234,105	236,310
Other current assets	16,512	31,915

Total current assets	1,425,825	1,176,632
Long-term marketable securities	673,259	634,820
Restricted cash	559	950
Property and equipment, net	91,849	91,999
Deferred income taxes	348,096	228,103
Intangible assets, net	89,781	113,574
Goodwill	535,693	530,477
Other assets	28,689	23,715

Total assets	$3,193,751	$2,800,270

LIABILITIES
Current liabilities:
Accounts payable	$37,371	$35,652
Accrued income taxes	53,462	118,589
Other accrued liabilities	206,117	171,331
Deferred revenue	737,419	704,807

Total current liabilities	1,034,369	1,030,379
Deferred revenue, less current portion	217,505	192,718
Accrued taxes and other long-term liabilities	66,521	149,924

Total liabilities	1,318,395	1,373,021

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2007 and 2006	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 172,512,046 shares at September 30, 2007 and December 31, 2006; Outstanding: 159,908,615 shares at September 30, 2007 and 159,915,439 shares at December 31, 2006	1,726	1,726
Treasury stock, at cost: 12,603,431 shares at September 30, 2007 and 12,596,607 shares at December 31, 2006	(303,270)	(303,074)
Additional paid-in capital	1,789,431	1,527,843
Accumulated other comprehensive income	35,579	31,472
Retained earnings	351,890	169,282

Total stockholders’ equity	1,875,356	1,427,249

Total liabilities and stockholders’ equity	$3,193,751	$2,800,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$164,171	$160,388	$496,938	$466,298
Subscription	140,366	110,822	402,025	299,197
Product	17,449	15,853	52,731	74,422

Total net revenue	321,986	287,063	951,694	839,917
Cost of net revenue:
Service and support	11,470	13,127	35,698	39,736
Subscription	44,089	29,624	121,090	76,077
Product	14,886	15,415	38,210	45,810
Amortization of purchased technology	7,420	5,987	24,304	16,180

Total cost of net revenue	77,865	64,153	219,302	177,803
Operating costs:
Research and development	54,399	50,641	163,831	144,426
Marketing and sales	90,989	91,260	279,217	264,990
General and administrative	38,140	35,055	125,093	127,101
SEC and compliance costs	10,885	7,901	25,085	11,673
Amortization of intangibles	2,959	2,656	9,197	8,305
Restructuring charges (benefit)	109	(1,393)	3,158	(274)
In-process research and development	—	—	—	460

Total operating costs	197,481	186,120	605,581	556,681

Income from operations	46,640	36,790	126,811	105,433
Interest and other income	19,450	13,922	52,480	32,585
Gain on investments, net	371	154	631	68

Income before provision for income taxes	66,461	50,866	179,922	138,086
Provision for income taxes	3,060	16,776	25,127	33,491

Net income	$63,401	$34,090	$154,795	$104,595

Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustment for gains recognized on marketable securities during the period and income tax	$1,156	$878	$1,059	$1,457
Foreign currency translation (loss) gain	(1,320)	1,791	3,049	(4,742)

Comprehensive income	$63,237	$36,759	$158,903	$101,310

Net income per share — Basic	$0.40	$0.21	$0.97	$0.65

Net income per share — Diluted	$0.39	$0.21	$0.94	$0.64

Shares used in per share calculation — Basic	159,808	159,728	159,802	161,343

Shares used in per share calculation — Diluted	164,513	161,485	163,871	163,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$154,795	$104,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,858	50,688
Provision for (recovery of) doubtful accounts, net	382	(197)
Non-cash restructuring charge (benefit)	1,375	(286)
Interest released from restricted cash	—	489
Acquired in-process research and development	—	460
Discount amortization on marketable securities	(4,377)	(5,438)
(Gain) loss on sale of assets and technology	(24)	207
Gain on sale of investments	(631)	(68)
Deferred income taxes	10,679	(22,224)
Increase in fair value of options accounted for as liabilities	1,689	—
Non-cash stock-based compensation expense	41,218	37,988
Excess tax benefits from stock-based compensation	(12)	(4,811)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	20,021	31,328
Prepaid expenses, prepaid taxes and other assets	(10,392)	(45,839)
Accounts payable	627	939
Accrued taxes and other liabilities	(934)	(9,281)
Deferred revenue	27,403	65,723

Net cash provided by operating activities	301,677	204,273

Cash flows from investing activities:
Purchase of marketable securities	(714,007)	(1,034,796)
Proceeds from sales of marketable securities	360,238	471,990
Proceeds from maturities of marketable securities	167,545	246,694
Decrease in restricted cash	391	49,896
Purchase of patents	(9,300)	—
Purchase of property, equipment and leasehold improvements	(25,704)	(30,707)
Proceeds from sale of assets and technology	4,105	—
Acquisitions, net of cash acquired	—	(65,871)

Net cash used in investing activities	(216,732)	(362,794)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	—	32,007
Excess tax benefits from stock-based compensation	12	4,811
Repurchase of common stock	(196)	(234,679)

Net cash used in financing activities	(184)	(197,861)

Effect of exchange rate fluctuations on cash	25,951	9,752

Net increase (decrease) in cash and cash equivalents	110,712	(346,630)
Cash and cash equivalents at beginning of period	389,627	728,592

Cash and cash equivalents at end of period	$500,339	$381,962

Non-cash investing activities:
Unrealized gain on marketable securities, net	$1,059	$1,457

Accrual for purchase of property, equipment and leasehold improvements	$1,321	$1,849

Fair value of assets acquired in business combinations, excluding cash acquired	$—	$75,158

Liabilities assumed in business combinations	$—	$9,289

Non-cash financing activities:
Modification of stock options — reclassification from equity to liability award	$4,326	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,998	$50,844

Cash received from income tax refunds	$11,838	$2,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and September 30, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) as discussed more fully below. Other than this change, we have had no significant changes in our accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006.

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

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets, and are $2.9 million as of September 30, 2007 and $2.7 million as of December 31, 2006.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, are included in prepaid expenses and prepaid taxes and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. Our deferred costs as of September 30, 2007 are $94.1 million, and $70.2 million as of December 31, 2006.

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

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Amortization of fair value of options issued to employees	$4,808	$6,955	$14,080	$24,677
Former employees — extension of post-termination exercise period	128	—	11,206	—
Cash settlement of options	(76)	2,668	2,114	2,668
Restricted stock awards and units	5,785	4,984	15,932	11,447
Employee Stock Purchase Plan	—	257	—	1,864

Total stock-based compensation expense	$10,645	$14,864	$43,332	$40,656

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by certain former employees and outside directors who terminated and whose stock options would have expired during the blackout period. We recognized $0.1 million and $11.2 million of stock-based compensation expense in the three and nine months ended September 30, 2007, respectively, based on the fair value of the modified options. The stock-based compensation expense in the three months ended September 30, 2007 was based on modified options held by former employees that vested during the three months ended September 30, 2007. The stock-based compensation expense in the nine months ended September 30, 2007 was based on modified options held by former employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through September 30, 2007. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change until the options are exercised, expire or are otherwise settled. We recognized a benefit of $0.2 million and expense of $1.7 million related to the change in fair value of these options in the three and nine months ended September 30, 2007, respectively. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense in the table above. We will record expense or benefit in future periods based on the closing price of our common stock.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by former employees and outside directors who terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of (i) the ninetieth calendar day after we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended, (ii) the expiration of the contractual terms of the options, or (iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19. As a result, in November 2007, these options will be reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. Such amounts will be included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of September 30, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the nine months ended September 30, 2007 due to suspension of this plan in July 2006.

The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of net revenue — service and support	$276	$546	$1,231	$1,503
Cost of net revenue — subscription	189	180	732	485
Cost of net revenue — product	145	190	602	576

Stock-based compensation expense included in cost of net revenue	610	916	2,565	2,564
Research and development	2,752	4,299	11,017	11,637
Marketing and sales	3,486	6,158	16,811	16,257
General and administrative	3,797	3,491	12,939	10,198

Stock-based compensation expense included in operating expenses	10,035	13,948	40,767	38,092

Total stock-based compensation expense related to stock-based equity awards	10,645	14,864	43,332	40,656
Deferred tax benefit	(2,914)	(2,966)	(12,602)	(10,014)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$7,731	$11,898	$30,730	$30,642

At September 30, 2007, the estimated fair value of all unvested stock options, restricted stock units, and restricted stock awards that have not yet been recognized as compensation expense was $63.5 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.4 years.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 123(R), we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during the three and nine months ended September 30, 2007 and 2006, respectively, are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock option grants:
Risk free interest rate	4.7%	4.9%	4.7%	4.8%
Weighted average expected lives (years)	5.7	5.9	6.1	5.6
Volatility	38.0%	34.0%	32.0%	38.4%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate				4.6%
Weighted average expected lives (years)				0.5
Volatility				38.0%
Dividend yield				—

During the three and nine months ended September 30, 2007, and the three months ended September 30, 2006, we did not have any ESPP grants.

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

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional 409A taxes on behalf of certain former United States employees who have already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through September 30, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise 409A affected options in the future. In the three months ended September 30, 2007, we recorded no costs associated with former employees’ exercises of certain 409A affected options. In the nine months ended September 30, 2007, we recorded $0.9 million of costs associated with former employees’ exercises of certain 409A affected options. We may incur additional costs in future periods associated with former employees’ expected exercises of certain 409A affected options but we do not expect the costs to be material.

In November 2007, our board of directors approved the unilateral amendment of 409A affected options held by certain former employees who did not exercise 409A affected options during 2006 to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to make cash payments as compensation for the increase in the exercise prices of amended options. These amended options would not be subject to taxation under IRC Section 409A. We expect to incur additional costs of $0.5 million associated with former employees’ future exercises of certain 409A affected options once we become current on our reporting obligations under the Security Exchange Act of 1934, as amended.

The following table summarizes, for the periods indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Nine Months Ended
September 30, 2007

Cost of net revenue	$—
Research and development	874
Marketing and sales	589
General and administrative	788

Costs associated with IRC Section 409A	$2,251

We are also considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse consequences of 409A.

4.	Business Combinations and Divestitures

Citadel Security Software

In December 2006, we acquired substantially all of the assets of Citadel Security Software Inc. (“Citadel”) a security software provider focused on solutions in security policy compliance and vulnerability remediation, for $56.1 million in cash, plus $3.9 million in working capital reimbursements and $1.2 million in direct acquisition costs, totaling $61.2 million. We have incorporated Citadel’s technology into our existing consumer products.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 5.0 years or a weighted-average period of 4.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.6 million through 2008, was established at the close of the acquisition. At September 30, 2007, $0.5 million had been expensed and $0.2 million had been paid related to this performance plan.

Onigma

In October 2006, we acquired 100% of the capital shares of Onigma Ltd. (“Onigma”) a provider of data protection solutions that monitor, report and prevent confidential data from leaving an enterprise, for $18.9 million in cash and $0.2 million in direct acquisition costs, totaling $19.1 million. We have incorporated Onigma’s technology into our existing corporate security products.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. There was no goodwill associated with this acquisition. We recorded no in-process research and development related to this acquisition.

The intangible assets are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.9 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.9 million through 2007, was established at the close of the acquisition. At September 30, 2007, $0.5 million had been expensed and $0.3 million had been paid related to this performance plan.

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

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved, and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features. We introduced this version during the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take approximately two months to complete. As of December 31, 2006, all development was complete, and costs were $0.5 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At September 30, 2007, $0.8 million had been expensed and paid related to this performance plan.

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

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.1 million through 2008, was established at the close of the acquisition. At September 30, 2007, $8.6 million had been expensed and $8.5 had been paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Citadel, Onigma, Preventsys and SiteAdvisor as adjusted for the resolution of ongoing purchase price valuation procedures (in thousands):

	SiteAdvisor	Preventsys	Onigma	Citadel	Total

Technology	$15,450	$3,540	$23,139	$15,900	$58,029
Other intangibles	420	890	1,889	6,500	9,699
Goodwill	50,397	269	—	42,041	92,707
Cash	29	23	125	—	177
Other assets	485	661	281	1,117	2,544
Deferred tax assets	587	1,978	530	—	3,095

Total assets acquired	67,368	7,361	25,964	65,558	166,251
Accrued liabilities	37	1,024	372	426	1,859
Deferred revenue	—	203	—	3,937	4,140
Deferred tax liabilities	6,269	1,750	6,429	—	14,448

Total liabilities assumed	6,306	2,977	6,801	4,363	20,447

Net assets acquired	61,062	4,384	19,163	61,195	145,804

In-process research and development expensed	—	460	—	—	460

Total acquisition cost	$61,062	$4,844	$19,163	$61,195	$146,264

The results of operations for Citadel, Onigma, Preventsys and SiteAdvisor have been included in our results of operations since the date of acquisition.

The following unaudited pro forma financial information presents our combined results with Citadel and Preventsys as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Net revenue	$289,093	$850,966
Net income	28,434	91,129
Basic net income per share	$0.18	$0.56

Diluted net income per share	$0.18	$0.56

Shares used in per share calculation — basic	159,728	161,343

Shares used in per share calculation — diluted	161,485	163,132

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

Our goodwill impairment review is conducted as of October 1 of each fiscal year or earlier if indicators of impairment exist. In 2006, this analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

	December 31,		Effects of Foreign	September 30,
	2006	Adjustments	Currency Exchange	2007

North America	$412,453	$2,607	$1,382	$416,442
EMEA	75,445	686	148	76,279
Japan	18,771	107	—	18,878
Asia-Pacific (excluding Japan)	11,960	69	—	12,029
Latin America	11,848	69	148	12,065

Total	$530,477	$3,538	$1,678	$535,693

The adjustment to goodwill during the nine months ended September 30, 2007 included purchase price adjustments of $0.2 million related to Citadel, Preventsys and SiteAdvisor and adjustments of $3.4 million related to certain historical acquisitions resulting from our adoption of FIN 48 on January 1, 2007.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of intangible assets are as follows (in thousands):

	September 30, 2007				December 31, 2006
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.4 years	$188,864	$(128,208)	$60,656	$203,790	$(119,202)	$84,588
Trademarks and patents	5.2 years	38,244	(29,761)	8,483	29,444	(28,830)	614
Customer base and other intangibles	5.9 years	71,021	(50,379)	20,642	72,161	(43,789)	28,372

		$298,129	$(208,348)	$89,781	$305,395	$(191,821)	$113,574

The aggregate amortization expenses for the intangible assets listed above totaled $10.4 million and $8.6 million in the three months ended September 30, 2007 and 2006, respectively, and $33.5 million and $24.5 million in the nine months ended September 30, 2007 and 2006, respectively.

Expected future intangible asset amortization expense as of September 30, 2007 is as follows (in thousands):

Fiscal Years:
Remainder of 2007	$9,635
2008	35,094
2009	24,103
2010	15,529
2011	3,122
Thereafter	2,298

$89,781

6.	Restructuring Charges

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

During the first nine months of 2007, we completed these restructuring activities when we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations. We also recorded a net restructuring charge of $2.4 million related to a reduction in headcount of 33 employees, of which $0.2 million, $2.1 million and $0.1 million was recorded in our North America, EMEA and Asia-Pacific operating segments, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accrual established in 2006 and activity through September 30, 2007 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other benefits	Total

Balance, January 1, 2006	$—	$—	$—
Restructuring accrual	—	2,404	2,404
Cash payments	—	(14)	(14)

Balance, December 31, 2006	—	2,390	2,390
Restructuring accrual	330	2,634	2,964
Adjustment to liability	—	(181)	(181)
Cash payments	(212)	(4,491)	(4,703)
Effects of foreign currency exchange	4	—	4

Balance, September 30, 2007	$122	$352	$474

As of September 30, 2007, $0.4 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $0.1 million has been classified as other long-term liabilities, and will be paid through 2009.

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

The following table summarizes our restructuring accrual established in 2005 and activity through September 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(577)	—	—	(577)
Adjustment to liability	4	—	—	4
Effects of foreign currency exchange	(19)	—	—	(19)
Accretion	12	—	—	12

Balance, December 31, 2006	24	—	—	24
Cash payments	(71)	—	—	(71)
Restructuring accrual	47	—	—	47

Balance, September 30, 2007	$—	$—	$—	$—

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

We recorded an additional $10.0 million accrual in 2004 for the estimated lease related costs associated with permanently vacating two additional floors in our Santa Clara headquarters building and other leased facilities, partially offset by a $1.3 million write-off of a deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non- cash charge of $0.8 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment.

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

During 2006, we decreased our restructuring accrual by $0.6 million attributable to commissions on new subleases, a change in assumptions related to commissions on existing subleases and favorable changes in market rates associated with subleased facilities in Amsterdam and Santa Clara.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accruals established in 2004 and activity through September 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(2,111)	—	—	(2,111)
Adjustment to liability	(598)	—	—	(598)
Effects of foreign currency exchange	97	—	—	97
Accretion	256	—	—	256

Balance, December 31, 2006	5,073	—	—	5,073
Cash payments	(916)	—	—	(916)
Adjustment to liability	3	—	—	3
Effects of foreign currency exchange	99	—	—	99
Accretion	128	—	—	128

Balance, September 30, 2007	$4,387	$—	$—	$4,387

As of September 30, 2007, $1.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $3.2 million has been classified as other long-term liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $4.9 million at September 30, 2007.

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

As part of the consolidation of activities into the Plano facility, we relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.7 million accrual for estimated lease related costs associated with the permanently vacated facilities, partially offset by a $1.9 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. This restructuring charge was allocated to our North American segment.

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

The following table summarizes our restructuring accrual established in 2003 and activity through September 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(1,960)	—	—	(1,960)
Adjustment to liability	(1,908)	—	—	(1,908)
Accretion	389	—	—	389

Balance, December 31, 2006	7,175	—	—	7,175
Cash payments	(1,067)	—	—	(1,067)
Accretion	202	—	—	202

Balance, September 30, 2007	$6,310	$—	$—	$6,310

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, $1.1 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $5.2 million has been classified as other long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $9.0 million at September 30, 2007.

Our estimate of the excess facilities charges recorded may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2007 were in the North America, EMEA, Japan, Asia-Pacific, excluding Japan, and Latin America operating segments. The facility restructuring charges in 2005 were primarily in the EMEA, Japan and North America operating segments, and the facility restructuring charges in 2004 and 2003 were primarily in the North America operating segment.

7.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of September 30, 2007 and December 31, 2006.

8.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator — Basic and diluted net income	$63,401	$34,090	$154,795	$104,595

Denominator — Basic
Basic weighted average common stock outstanding	159,808	159,728	159,802	161,343

Denominator — Diluted
Basic weighted average common stock outstanding	159,808	159,728	159,802	161,343
Effect of dilutive securities:
Common stock options and restricted stock units, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	4,705	1,757	4,069	1,789

Diluted weighted average shares	164,513	161,485	163,871	163,132

Net income per share — Basic	$0.40	$0.21	$0.97	$0.65

Net income per share — Diluted	$0.39	$0.21	$0.94	$0.64

(1)	In the three months ended September 30, 2007 and 2006, 2.2 million and 8.2 million options to purchase common stock and restricted stock units, respectively, were excluded from the calculation since the effect was anti-dilutive. In the nine months ended September 30, 2007 and 2006, 2.8 million and 8.1 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

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

We are presently under audit in many jurisdictions, including notably the United States, California and the Netherlands. The IRS is presently conducting a limited scope examination of our United States federal income tax returns for the calendar years 2002, 2003, 2004 and 2005. The State of California is auditing our income tax returns for the years 2004 and 2005. We are also in pre-filing discussions with the Netherlands’ tax authorities with respect to tax years 2004 and 2005. Currently, we are not able to predict the conclusion of these examinations. Given the various stages of completion of our exams, we cannot currently estimate significant changes to the amount of unrecognized income tax benefits over the next year.

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the three and nine months ended September 30, 2007, we recognized a net increase of $0.7 million and $2.1 million, respectively, in potential interest and penalties associated with uncertain tax positions.

Our consolidated provision for income taxes for the three months ended September 30, 2007 and 2006 was $3.1 million and $16.8 million, respectively, reflecting an effective tax rate of 5% and 33%, respectively. The effective tax rate for the three months ended September 30, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions offset by the impact of adjustments to tax reserves. Our consolidated provision for income taxes for the nine months ended September 30, 2007 and 2006 was $25.1 million and $33.5 million, respectively, reflecting an effective tax rate of 14% and 24%, respectively. The effective tax rate for the nine months ended September 30, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances partially offset by the adjustments to tax reserves.

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

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue by region:
North America	$165,156	$164,166	$492,631	$466,249
EMEA	105,264	87,417	310,300	260,685
Japan	25,880	18,535	76,116	63,537
Asia-Pacific, excluding Japan	15,905	11,241	43,848	30,733
Latin America	9,781	5,704	28,799	18,713

Net revenue	$321,986	$287,063	$951,694	$839,917

Operating income by region:
North America	$54,896	$62,369	$166,341	$170,212
Europe	59,337	46,761	178,017	138,805
Japan	16,570	10,062	48,815	36,533
Asia-Pacific, excluding Japan	2,025	436	5,761	416
Latin America	5,132	2,981	17,373	10,132
Corporate	(91,320)	(85,819)	(289,496)	(250,665)

Income from operations	$46,640	$36,790	$126,811	$105,433

The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

General and administrative and other operating costs	$44,455	$39,675	$133,650	$125,007
Corporate marketing	14,028	13,929	45,280	43,042
Stock-based compensation	10,645	14,864	43,332	40,656
Amortization of purchased technology and other intangibles	10,379	8,643	33,501	24,485
SEC and compliance costs	10,885	7,901	25,085	11,673
Acquisition and retention bonuses	854	2,146	5,514	5,409
Restructuring charges (benefit)	109	(1,393)	3,158	(274)
In-process research and development	—	—	—	460
(Gain) loss on sale of assets and technology	(35)	54	(24)	207

Corporate expenses	$91,320	$85,819	$289,496	$250,665

11.	Litigation

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of September 30, 2007 and December 31, 2006 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2006	$1,083
Additional accruals	1,937
Costs incurred during the period	(2,358)

Balance, December 31, 2006	662
Additional accruals	1,296
Costs incurred during the period	(1,431)

Balance, September 30, 2007	$527

The following is a summary of certain guarantee and indemnification agreements as of September 30, 2007:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our

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

On November 19, 2007, we acquired 100% of the outstanding shares of Safeboot Holding B.V., an enterprise security software vendor for data protection via encryption and access control, for $350.0 million in cash. We believe that adding Safeboot’s technologies and products to our centralized management console for enterprise customers will further advance our enterprise data protection offerings and help our customers address the challenges for managing data security. The financial results of Safeboot will be included in our results of operations from the date of acquisition. We have not completed the preliminary purchase price allocation of the acquired assets and liabilities.

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

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three months ended September 30, 2007 grew by 12% to $322.0 million from $287.1 million in the three months ended September 30, 2006. Our net revenue in the nine months ended September 30, 2007 grew by 13% to $951.7 million from $839.9 million in the nine months ended September 30, 2006. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended September 30, 2007 grew by 86% to $63.4 million from $34.1 million for the three months ended September 30, 2006. Our net income for the nine months ended September 30, 2007 grew by 48% to $154.8 million from $104.6 million for the nine months ended September 30, 2006.

Critical Accounting Policies and Estimates

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) as discussed more fully below. Other than this change, we have had no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$164,171	$160,388	$3,783	2%	$496,938	$466,298	$30,640	7%
Subscription	140,366	110,822	29,544	27	402,025	299,197	102,828	34
Product	17,449	15,853	1,596	10	52,731	74,422	(21,691)	(29)

Total net revenue	$321,986	$287,063	$34,923	12%	$951,694	$839,917	$111,777	13%

Percentage of total net revenue:
Service and support	51%	56%			52%	55%
Subscription	44	39			42	36
Product	5	5			6	9

Total net revenue	100%	100%			100%	100%

The increase in net revenue in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 reflected (i) a $17.5 million increase in our corporate business due to increased corporate spending on McAfee security products and (ii) a $17.4 million increase in our consumer business.

The increase in net revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 reflected (i) a $59.1 million increase in our corporate business due to increased corporate spending on McAfee security products and (ii) a $52.6 million increase in our consumer business.

Net revenue from our corporate business increased during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our McAfee IntruShield and McAfee Foundstone offerings. Net revenue from our IntruShield product line increased $6.2 million in the three months ended September 30, 2007 and $8.9 million in the nine months ended September 30, 2007. Net revenue from our Foundstone product line increased $0.1 million in the three months ended September 30, 2007 and $9.0 million in the nine months ended September 30, 2007.

Net revenue from our consumer market increased during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries and (ii) increased online renewal subscriptions.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net revenue:
North America	$165,156	$164,166	$990	1%	$492,631	$466,249	$26,382	6%
EMEA	105,264	87,417	17,847	20	310,300	260,685	49,615	19
Japan	25,880	18,535	7,345	40	76,116	63,537	12,579	20
Asia-Pacific, excluding Japan	15,905	11,241	4,664	41	43,848	30,733	13,115	43
Latin America	9,781	5,704	4,077	71	28,799	18,713	10,086	54

Total net revenue	$321,986	$287,063	$34,923	12%	$951,694	$839,917	$111,777	13%

Percentage of total net revenue:
North America	51%	57%			52%	55%
EMEA	33	30			32	31
Japan	8	7			8	8
Asia-Pacific, excluding Japan	5	4			5	4
Latin America	3	2			3	2

Total net revenue	100%	100%			100%	100%

Net revenue outside of North America accounted for approximately 49% and 43% of net revenue in the three months ended September 30, 2007 and 2006, respectively, and 48% and 45% of net revenue in the nine months ended September 30, 2007 and 2006, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended September 30, 2007 primarily related to (i) a $4.6 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue from for our McAfee Foundstone and McAfee IntruShield offerings partially offset by (ii) a $3.6 million decrease in consumer revenue in North America due to a slight decrease in online subscribers.

The increase in total net revenue in North America during the nine months ended September 30, 2007 primarily related to (i) a $22.2 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue from our McAfee Foundstone and McAfee IntruShield offerings and (ii) a $4.2 million increase in consumer revenue in North America primarily due to an increase in retail subscription revenue associated with the launch of our McAfee Consumer Suites in September 2006.

The increase in total net revenue in EMEA during the three months ended September 30, 2007 was attributable to (i) a $9.2 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our McAfee Foundstone offering and (ii) a $8.6 million increase in consumer revenue due to an increase in our customer base and expansion to additional countries. These increases include the positive impact of the strengthening Euro against the U.S. Dollar, which resulted in an approximate $6.4 million impact to EMEA net revenue in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The increase in total net revenue in EMEA during the nine months ended September 30, 2007 was attributable to (i) a $31.6 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our McAfee Foundstone offering and (ii) an $18.0 million increase in consumer revenue due to an increase in our customer base and expansion to additional countries. These increases include the positive impact of the strengthening Euro against the U.S. Dollar, which resulted in an approximate $22.9 million impact to EMEA net revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Although total net revenue from Japan increased in both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $0.8 million and $2.4 million negative impact to Japanese net revenue, respectively.

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

Service and Support Revenue

The following table sets forth, for the periods indicated, the two categories of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$157,173	$153,635	$3,538	2%	$475,153	$450,080	$25,073	6%
Consulting and training	6,998	6,753	245	4	21,785	16,218	5,567	34

Total service and support revenue	$164,171	$160,388	$3,783	2%	$496,938	$466,298	$30,640	7%

Percentage of service and support revenue:
Support and maintenance	96%	96%			96%	97%
Consulting and training	4	4			4	3

Total service and support revenue	100%	100%			100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training and consulting. The increase in service and support revenue in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to both our Foundstone Consulting Services, which includes threat modeling, security assessments and education, and McAfee Consulting Services, which provide product design and deployment support.

Although we expect our service and support revenue will increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements under the perpetual-plus model, revenue could be negatively impacted.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from September 30, 2006 to September 30, 2007:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Total subscription revenue	$140,366	$110,822	$29,544	27%	$402,025	$299,197	$102,828	34%

Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was attributable to (i) an increase in our online subscription arrangements due to our continued relationships with strategic channel partners, such as Gateway, AOL and Dell, (ii) an increase in revenue from our McAfee Managed VirusScan online service for small and medium-sized businesses, (iii) an increase in royalties from sales by our strategic channel partners and (iv) an increase due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee PC Protection Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net product revenue:
Licenses	$7,194	$10,678	$(3,484)	(33)%	$25,412	$44,800	$(19,388)	(43)%
Hardware	7,130	7,755	(625)	(8)	19,643	26,915	(7,272)	(27)
Retail and other	3,125	(2,580)	5,705	221	7,676	2,707	4,969	184

Total product revenue	$17,449	$15,853	$1,596	10%	$52,731	$74,422	$(21,691)	(29)%

Percentage of product revenue:
Licenses	41%	67%			48%	60%
Hardware	41	49			37	36
Retail and other	18	(16)			15	4

Total product revenue	100%	100%			100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. With the launch of our McAfee Consumer Suites in September 2006, all future consumer licenses are subscription-based. The continued use of a subscription-based model for licenses has resulted in product revenue declines with corresponding increases in subscription revenue. The increase in product revenue for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was attributable to decreased incentive rebates and funds provided to our partners for marketing which are recorded as an offset to revenue and included in retail and other revenue in the table above, partially offset by a decrease in license revenue as a result of the launch of our McAfee Consumer Suites in September 2006. The decrease in product revenue for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was attributable to (i) a decrease in license revenue as a result of the launch of our McAfee Consumer Suites in September 2006, (ii) a decrease in revenue associated with McAfee hardware products, partially offset by (iii) decreased incentive rebates and funds provided to our partners for marketing.

For the three months ended September 30, 2006, the amount of incentive rebates and funds provided to our partners for marketing exceeded revenue, resulting in a decrease to total product revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated, cost of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$11,470	$13,127	$(1,657)	(13)%	$35,698	$39,736	$(4,038)	(10)%
Subscription	44,089	29,624	14,465	49	121,090	76,077	45,013	59
Product	14,886	15,415	(529)	(3)	38,210	45,810	(7,600)	(17)
Amortization of purchased technology	7,420	5,987	1,433	24	24,304	16,180	8,124	50

Total cost of net revenue	$77,865	$64,153	$13,712	21%	$219,302	$177,803	$41,499	23%

Components of Gross margin:
Service and support	$152,701	$147,261			$461,240	$426,562
Subscription	96,277	81,198			280,935	223,120
Product	2,563	438			14,521	28,612
Amortization of purchased technology	(7,420)	(5,987)			(24,304)	(16,180)

Total gross margin	$244,121	$222,910			$732,392	$662,114

Total gross margin percentage	76%	78%			77%	79%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue decreased for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 due to the shift in focus from perpetual retail-boxed products to our McAfee Consumer Suites subscription model for consumers. As consumers purchase subscription-based products, the costs to support those products are classified as cost of subscription revenue. For the three and nine months ended September 30, 2007 a greater percentage of total cost of service and support revenue relates to subscription-based consumer licenses. The cost of service and support revenue as a percentage of service and support net revenue for the three and nine months ended September 30, 2007 remained consistent when compared to the same periods in 2006.

We anticipate that the cost of service and support revenue will increase in future periods due to increased support and maintenance revenue.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic channel partners. The increase in subscription costs for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily attributed to (i) an increase in the volume of online subscription arrangements and royalties paid to our online strategic channel partners and (ii) an increase in the cost to support subscription-based consumer licenses. These increased costs are also the cause for the increase in cost of subscription revenue as a percentage of subscription revenue, when comparing the same periods.

We anticipate that the cost of subscription revenue will increase due to increased demand for our subscription-based products with associated revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, computer platforms and other hardware components. The cost of product revenue for the three months ended September 30, 2007 remained consistent when compared to the same period in 2006, but decreased as a percentage of product revenue due primarily to a decrease in incentive rebates and marketing funds.

The decrease in the cost of product revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was attributable to a decrease in product units sold, consistent with our shift in focus from retail-boxed products to our online subscription model. As a percentage of product revenue, cost of product revenue increased for the nine months ended September 30, 2007 when compared to the same period in 2006 due to (i) decreased margins on hardware product sales (ii) a shift in product mix from higher margin licensing revenue to lower margin hardware revenue, partially offset by (iii) decreased incentive rebates and marketing funds. Upon the launch of our McAfee Consumer Suites, all related license revenue and cost of revenue are included in subscription revenue and cost of subscription revenue.

We anticipate that cost of product revenue will increase or decrease depending on the extent and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 is due to the acquisitions of SiteAdvisor in April 2006, Preventsys in June 2006, Onigma in October 2006 and Citadel in December 2006. Purchased technology related to these four acquisitions totaled $58.0 million. Amortization for these items was $4.1 million in the three months ended September 30, 2007 and $12.2 million in the nine months ended September 30, 2007.

Our purchased technology is being amortized over estimated useful lives of up to seven years. Amortization associated with purchased technology recorded as of September 30, 2007 is expected to be an aggregate of approximately $7.0 to $8.0 million for the remainder of 2007.

Operating Costs

Stock-based Compensation Expense

We recognize stock-based compensation expense for all stock-based awards made to our employees and directors based on the estimated fair value of the awards. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Amortization of fair value of options issued to employees	$4,808	$6,955	$14,080	$24,677
Former employees — extension of post-termination exercise period	128	—	11,206	—
Cash settlement of options	(76)	2,668	2,114	2,668
Restricted stock awards and units	5,785	4,984	15,932	11,447
Employee Stock Purchase Plan	—	257	—	1,864

Total stock-based compensation expense	$10,645	$14,864	$43,332	$40,656

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

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by certain former employees and outside directors who terminated and whose stock options would have expired during the blackout period. We recognized $0.1 million and $11.2 million of stock-based compensation expense in the three and nine months ended September 30, 2007, respectively, based on the fair value of the modified options. The stock-based compensation expense in the three months ended September 30, 2007 was based on modified options held by former employees that vested during the three months ended September 30, 2007. The stock-based compensation expense in the nine months ended September 30, 2007 was based on modified options held by former employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through September 30, 2007. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. We recognized a benefit of $0.2 million and expense of $1.7 million related to the change in fair value of these options in the three and nine months ended September 30, 2007, respectively. Such amounts are included in general and administrative expense in our consolidated statements of income, and are not reflected as stock-based compensation expense in the table above. We will record expense or benefit in future periods based on the closing price of our common stock.

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

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of September 30, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the nine months ended September 30, 2007 due to our suspension of this plan in July 2006 until we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

The following table summarizes the stock-based compensation expense by income statement line item in the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of net revenue — service and support	$276	$546	$1,231	$1,503
Cost of net revenue — subscription	189	180	732	485
Cost of net revenue — product	145	190	602	576

Stock-based compensation expense included in cost of net revenue	610	916	2,565	2,564
Research and development	2,752	4,299	11,017	11,637
Marketing and sales	3,486	6,158	16,811	16,257
General and administrative	3,797	3,491	12,939	10,198

Stock-based compensation expense included in operating expenses	10,035	13,948	40,767	38,092

Total stock-based compensation expense related to stock-based equity awards	10,645	14,864	43,332	40,656
Deferred tax benefit	(2,914)	(2,966)	(12,602)	(10,014)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$7,731	$11,898	$30,730	$30,642

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

As of September 30, 2007, total compensation cost related to unvested stock options, restricted stock units, and restricted stock awards not yet recognized and reduced by estimated forfeitures was $63.5 million. This amount is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay additional 409A taxes on behalf of certain former United States employees who have already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through September 30, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise 409A affected options in the future. In the three months ended September 30, 2007, we recorded no costs associated with former employees’ exercises of certain Section 409A affected options. In the nine months ended September 30, 2007, we recorded $0.9 million of costs associated with former employees’ exercises of certain 409A affected options. We may incur additional costs in future periods associated with former employees’ expected exercises of certain 409A affected options but we do not expect the costs to be material.

In November 2007, our board of directors approved the unilateral amendment of 409A affected options held by certain former employees who did not exercise 409A affected options during 2006 to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to make cash payments as compensation for the increase in the exercise prices of amended options. These amended options would not be subject to taxation under IRC 409A. We expect to incur additional costs of $0.5 million associated with former employees’ future exercises of certain 409A affected options once we become current on our reporting obligations under the Security Exchange Act of 1934, as amended.

The following table summarizes, for the period indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Nine Months Ended
September 30, 2007

Cost of net revenue	$—
Research and development	874
Marketing and sales	589
General and administrative	788

Costs associated with IRC Section 409A	$2,251

We are also considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse consequences of 409A.

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Research and development(1)	$54,399	$50,641	$3,758	7%	$163,831	$144,426	$19,405	13%
Percentage of net revenue	17%	18%			17%	17%

(1)	Includes stock-based compensation charges of $2,752 and $4,299 in the three months ended September 30, 2007 and 2006, respectively, and $11,017 and $11,637 in the nine months ended September 30, 2007 and 2006, respectively.

Research and development expenses consist primarily of salary, benefits, and stock compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended September 30, 2007 was primarily attributable to (i) a $5.8 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and (ii) a $0.6 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended September 30, 2007 compared to the same prior-year period, partially offset by (iii) a $1.5 million decrease in stock-based compensation expense, (iv) a $1.2 million decrease attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, and (v) a $0.5 million decrease in use of third-party contractors.

The increase in research and development expenses in the nine months ended September 30, 2007 was primarily attributable to (i) a $18.0 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount, (ii) a $2.2 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the nine months ended September 30, 2007 compared to the same prior-year period, (iii) a $0.9 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, and (iv) a $0.7 million increase attributable to acquisition-related bonuses, primarily related to the Citadel and Onigma acquisitions, partially offset by (v) a $1.3 million decrease in the use of third-party contractors, and (vi) a $0.6 million decrease in stock-based compensation expense.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase during the remainder of 2007.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Marketing and sales(1)	$90,989	$91,260	$(271)	—%	$279,217	$264,990	$14,227	5%
Percentage of net revenue	28%	32%			29%	32%

(1)	Includes stock-based compensation charges of $3,486 and $6,158 in the three months ended September 30, 2007 and 2006, respectively, and $16,811 and $16,257 in the nine months ended September 30, 2007 and 2006, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The decrease in marketing and sales expenses during the three months ended September 30, 2007 compared to the three months ended

September 30, 2006 reflected (i) a $2.7 million decrease in stock-based compensation expense, (ii) a $0.3 million decrease due to reduction on third-party contractors and (iii) a $0.3 million decrease in sales, marketing, promotion and advertising programs, partially offset by (iv) a $1.9 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount, (v) a $1.1 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended September 30, 2007 compared to the same prior-year period and (vi) a $0.5 million increase related to worldwide travel expense.

The increase in marketing and sales expenses during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 reflected (i) a $6.6 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount, (ii) a $4.0 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the nine months ended September 30, 2007 compared to the same prior-year period, (iii) a $2.3 million increase in sales, marketing, promotion and advertising programs, (iv) a $1.9 million increase due to the additional use of third-party contractors, (v) a $0.6 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, and (vi) a $0.6 million increase in stock-based compensation expense, partially offset by a $1.6 million decrease related to worldwide travel expense.

We anticipate that marketing and sales expenses will increase primarily due to our planned branding initiatives for 2007.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

General and administrative(1)	$38,140	$35,055	$3,085	9%	$125,093	$127,101	$(2,008)	(2)%
Percentage of net revenue	12%	12%			13%	15%

(1)	Includes stock-based compensation charges of $3,797 and $3,491 in the three months ended September 30, 2007 and 2006, respectively, and $12,939 and $10,198 in the nine months ended September 30, 2007 and 2006, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 reflected (i) a $1.6 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and (ii) a $0.3 million increase in stock-based compensation expense, partially offset by a $0.2 million benefit related to the change in fair value of certain stock options subject to the provisions of EITF 00-19.

The decrease in general and administrative expenses during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 reflected a $11.5 million decline in legal fees and legal settlements, partially offset by (i) a $4.0 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount, (ii) a $2.7 million increase in stock-based compensation expense, (iii) a $1.7 million increase related to the change in fair value of certain stock options subject to the provisions of EITF 00-19, and (iv) a $0.8 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above.

We anticipate that general and administrative expenses will increase during the remainder of 2007.

SEC and Compliance Costs

The following table sets forth, for the periods indicated, a comparison of SEC and compliance costs:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

SEC and compliance costs	$10,885	$7,901	$2,984	38%	$25,085	$11,673	$13,412	115%

SEC and compliance costs consist principally of costs associated with the investigation into our stock option granting practices and costs associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our settlement with the SEC finalized in 2006. The increase in SEC and compliance costs during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 reflected (i) a $4.5 million increase in expense related to the investigation into our stock option granting practices partially offset by (ii) a $1.5 million decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC.

The increase in SEC and compliance costs during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 reflected (i) a $17.3 million increase in expense related to the investigation into our stock option granting practices partially offset by (ii) a $3.9 million decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Amortization of intangibles	$2,959	$2,656	$303	11%	$9,197	$8,305	$892	11%

Intangibles consist of identifiable intangible assets such as trademarks, patents and customer lists. The increase in amortization of intangibles was attributable to our 2006 acquisitions, in which we acquired approximately $9.7 million of intangible assets and patents and the addition of $9.3 million in patents during the first quarter of 2007.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Restructuring charges (benefit)	$109	$(1,393)	$1,502	108%	$3,158	$(274)	$3,432	1,253%

During 2006, we initiated certain restructuring actions designed to realign our go-to-market model with our customers’ requirements and product offerings. As a result, we recorded a restructuring charge of approximately $2.4 million during the fourth quarter of 2006 related to a reduction in headcount of 75 employees. These actions were taken to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives in an effort to enhance our competitive position. These actions were completed during the first quarter of 2007. During the nine months ended September 30, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. We also recorded a restructuring charge of $2.4 million related to a reduction in headcount of 33 employees.

Additionally, in 2005, 2004 and 2003, we recorded restructuring charges related to vacating several facilities and reductions in headcount. Accretion on prior year restructurings totaled $0.1 million and $0.3 million in the three and nine months ended September 30, 2007, respectively. See further information on these actions in Note 6 to our condensed consolidated financial statements included elsewhere in this report.

In-process Research and Development

During the nine months ended September 30, 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. There were no acquisitions during the nine months ended September 30, 2007.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Interest and other income	$19,450	$13,922	$5,528	40%	$52,480	$32,585	$19,895	61%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The increase in interest and other income is partially due to the rising average rate of annualized return on our investments from approximately 4% in the nine months ended September 30, 2006 to approximately 5% in the nine months ended September 30, 2007. In addition, our average balance of cash, marketable securities and restricted cash increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 by $176.4 million.

During the three months ended September 30, 2007 and 2006, we recorded a net foreign currency transaction gain in our condensed consolidated statements of income of $2.1 million and $0.4 million, respectively. During the nine months ended September 30, 2007, we recorded a net foreign currency transaction gain of $1.0 million in our condensed consolidated statements of income compared to a net foreign currency transaction loss of $6.5 million during the nine months ended September 30, 2006.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Nine Months Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Provision for income taxes	$3,060	$16,776	$(13,716)	(82)%	$25,127	$33,491	$(8,364)	(25)%
Effective tax rate	5%	33%			14%	24%

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

The effective tax rate for the three months ended September 30, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to our revised estimate of our annual effective rate. The effective tax rate for the three months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions offset by the impact of adjustments to tax reserves. The effective tax rate for the nine months ended September 30, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances partially offset by adjustments to tax reserves. The reduction in the effective tax rate for the nine months ended September 30, 2007 as compared to the prior year period is primarily the result of an increase in pretax earnings in lower tax jurisdictions in 2007 and adjustments to tax reserves recorded in the nine months ended September 30, 2006.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of September 30, 2007.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$301,677	$204,273
Net cash used in investing activities	(216,732)	(362,794)
Net cash used in financing activities	(184)	(197,861)

Overview

At September 30, 2007, our cash, cash equivalents and marketable securities totaled $1,543.9 million and we did not have any debt. Our management plans to use these amounts for future operations, potential acquisitions and repurchases of our common stock on the open market.

At September 30, 2007, we had cash and cash equivalents totaling $500.3 million, as compared to $389.6 million at December 31, 2006. In the nine months ended September 30, 2007, we generated positive operating cash flows of $301.7 million. Cash flows were positively impacted by an increase in net cash of $26.0 million due to foreign exchange rate fluctuations. Uses of cash during the nine months ended September 30, 2007 included the net purchases of marketable securities of $186.2 million and purchases of property and equipment of $25.7 million.

Our working capital, defined as current assets minus current liabilities, was $391.5 million and $146.3 million at September 30, 2007 and December 31, 2006, respectively. The increase in working capital of approximately $245.2 million from December 31, 2006 to September 30, 2007 was primarily attributable to a $265.3 million increase in cash and short-term marketable securities balances due to positive operating cash flows. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2007 and 2006 was primarily the result of our net income of $154.8 million and $104.6 million, respectively. Net income for the nine months ended September 30, 2007 was adjusted for non-cash items such as depreciation and amortization of $59.9 million, non-cash stock-based compensation expense of $41.2 million, changes in deferred income taxes of $10.7 million, discount amortization of marketable securities of $4.4 million, and changes in various assets and liabilities such as an increase in deferred revenue of $27.4 million due to increased sales, an increase in prepaid expenses, prepaid taxes and other assets of $10.4 million, and a decrease in accounts receivable of $20.0 million.

Net income for the nine months ended September 30, 2006 was adjusted for non-cash items such as depreciation and amortization of $50.7 million, non-cash stock compensation expense of $38.0 million, changes in deferred income taxes of $22.2 million, discount amortization of marketable securities of $5.4 million, and changes in various assets and liabilities such as an increase in deferred revenue of $65.7 million due to increased sales, an increase in prepaid expenses, prepaid taxes, and other assets of $45.8 million, a decrease in accrued taxes and other liabilities of $9.3 million and a decrease in accounts receivable of $31.3 million.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or “DSO”. DSOs were 44 days and 42 days in the three months ended September 30, 2007 and 2006, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2007 and 2006, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2007 and 2006, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2007, approximately $604.6 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We have incurred material expenses in 2007 and 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for the investigation, legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these expense, fines, and/or penalties with available cash.

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

Investing Activities

Our investing activities for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Net purchases of marketable securities	$(186,224)	$(316,112)
Decrease in restricted cash	391	49,896
Purchase of patents	(9,300)	—
Purchase of property, equipment and leasehold improvements	(25,704)	(30,707)
Proceeds from sale of assets and technology	4,105	—
Acquisitions, net of cash acquired	—	(65,871)

Net cash used in investing activities	$(216,732)	$(362,794)

Investments

In the nine months ended September 30, 2007, net purchases of marketable securities were $186.2 million compared to net purchases of marketable securities of $316.1 million in the nine months ended September 30, 2006. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Restricted Cash

The non-current restricted cash balance of $0.6 million and $1.0 million at September 30, 2007 and December 31, 2006 consisted primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

On February 9, 2006, the SEC entered the final judgment for settlement with us. On our consolidated statement of cash flow for the nine months ended September 30, 2006, the $50.0 million released from escrow for payment to the SEC was reflected as cash provided by investing activities and cash used in operating activities. The interest earned on the escrow was released to cash upon payment to the SEC.

Property and Equipment

The $25.7 million of property and equipment purchased during the nine months ended September 30, 2007 was primarily for purchases of computers, equipment and software for ongoing projects and approximately $1.3 million for leasehold improvements related to our expanded research and development facility in Beaverton, Oregon.

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

Financing Activities

Our financing activities for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Proceeds from issuance of common stock from option and stock purchase plans	$—	$32,007
Excess tax benefits from stock-based compensation	12	4,811
Repurchase of common stock	(196)	(234,679)

Net cash used in financing activities	$(184)	$(197,861)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $32.0 million in the nine months ended September 30, 2006. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the nine months ended September 30, 2007, we received no proceeds from the issuance of common stock under stock option and stock purchase plans. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including our ability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, the price of our common stock, the number of employees participating in the plans and general market conditions. In addition, in 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management and our compensation committee have not determined what type of equity compensation we will use to reward top-performing employees in the future, if management and our compensation committee decide to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will be significantly less than proceeds that we received historically.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the nine months ended September 30, 2007 and 2006 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. During the nine months ended September 30, 2006, we used $234.2 million to repurchase 9.8 million shares of our common stock in the open market, including commissions paid on these transactions. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the nine months ended September 30, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.

During the nine months ended September 30, 2007 and 2006, we used $0.2 million and $0.5 million, respectively, to repurchase shares of common stock in connection with our obligation to certain holders of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of September 30, 2007 and December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2007, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2007.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of September 30, 2007.

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

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of September 30, 2007, we did not maintain effective controls over our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted average diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

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

Stock Repurchases

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the three months ended September 30, 2007, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program. As of September 30, 2007, we had remaining authorization to repurchase $246.2 million of our common stock; however, this authorization expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

During the nine months ended September 30, 2007, we used $0.2 million to repurchase 6,824 shares of common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

If you intend to present a proposal at our 2008 annual meeting, but do not intend to have it included in our proxy statement, your proposal must be delivered to the Secretary of McAfee by the tenth day following the day that we first publicly announce the date of our 2008 annual meeting of stockholders. The proposal will need to comply with the requirements set fourth in Article I, Section 7 of our Second Amended and Restated Bylaws.

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