Form 10-K/A
period 2007-12-31
McAfee, Inc.
filed 2008-04-29
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $5.6 billion. As of April 24, 2008, the Registrant had outstanding approximately 160,954,114 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MCAFEE, INC. AND SUBSIDIARIES
FORM 10-K/A
For the year ended December 31, 2007

EXPLANATORY NOTE

McAfee, Inc. (referred to as McAfee, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 27, 2008 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current executive officers and directors and related biographical information are set forth below.

Directors

				Year
				Term		Director
Name	Age	Principle Occupation	Committee Memberships	Expires		Since

Class III Directors:
Thomas E. Darcy	58	Executive vice president, chief financial officer and director, Tocagen Inc.	Audit Committee, Chairman	2007	(1)	2008	(1)
Denis J. O’Leary	51	Private Investor and Consultant; Director, Fiserv, Inc.	Compensation Committee	2007	(1)	2003
Robert W. Pangia	56	Partner, Ivy Capital Partners, LLC; Director, Biogen Idec Inc.	Audit Committee	2007	(1)	2001
Class I Directors:
Carl Bass	50	President and chief executive officer, Autodesk, Inc.	Governance and Nominations Committee	2008		2008
Robert B. Bucknam	57	Vice president, Cogent, Inc.	Governance and Nominations Committee	2008		2003
Liane Wilson	65	Consultant	Compensation Committee	2008		2002

Class II Directors:
Leslie G. Denend	67	Director, Verifone, Inc. and USAA	Compensation Committee, Chairman	2009		1995
David G. DeWalt	43	Chief executive officer and president, McAfee, Inc.; Director, Polycom, Inc.		2009		2007
Charles J. Robel (non-executive chairman)	57	Director, Autodesk, Inc., DemandTec, Inc. and Informatica Corporation	Governance and Nominations Committee, Chairman Audit Committee	2009		2006

(1)	We did not hold an annual meeting of stockholders in 2007. Under our bylaws, directors hold office until their term expires and their respective successors are elected.

Executive Officers

Name	Age	Position

David G. DeWalt	43	Chief executive officer and president
Christopher S. Bolin	40	Executive vice president of product development and chief technology officer
Mark D. Cochran	49	Executive vice president, general counsel and corporate secretary
Michael P. DeCesare	43	Executive vice president of worldwide sales operations
Keith S. Krzeminski	46	Chief accounting officer and senior vice president of finance

Director Biographies

Thomas E. Darcy has been a director of our company since January 2008. Since August 2007, Mr. Darcy has served as executive vice president, chief financial officer and director of Tocagen Inc., a biopharmaceutical company. Mr. Darcy previously served as executive vice president for strategic projects at Science Applications International Corporation, a provider of scientific, engineering, systems integration and technical services and solutions, since November 2005, and retired in April 2007. Prior to that, Mr. Darcy served Science Applications International as corporate executive vice president beginning in 2003 and chief financial officer beginning in 2000. Prior to joining Science Applications International, Mr. Darcy was with the accounting firm currently known as PricewaterhouseCoopers LLP from 1973 to 2000, where he served as partner from 1985 to 2000.

Denis J. O’Leary has been a director of our company since July 2003. From 1993 to 2003, Mr. O’Leary was executive vice president of J.P. Morgan Chase & Co., having joined the bank in June 1978. During his career at J.P. Morgan Mr. O’Leary held a number of senior positions including director of finance, chief information officer, and head of retail branch banking. Mr. O’Leary currently serves on the board of directors of Fiserv, Inc.

Robert W. Pangia has been a director of our company since April 2001. Since 2003, Mr. Pangia has been a general partner and the managing member of Ivy Capital Partners, LLC, a private equity fund. Prior to 2003, Mr. Pangia was self-employed as a private investor. From 1987 to 1996, Mr. Pangia held a number of senior level management positions at PaineWebber Incorporated, including director of investment banking. Mr. Pangia currently serves on the board of directors of Biogen Idec Inc.

Carl Bass has been a director of our company since January 2008. Mr. Bass joined Autodesk, Inc, a design technology software and services company, in 1993 and currently serves as its chief executive officer and president. From 2004 to 2006, Mr. Bass served as chief operating officer. From 2002 to 2004, Mr. Bass served as senior executive vice president, design solutions group. From 2001 to 2002, Mr. Bass served as executive vice president, emerging business and chief strategy officer. He has also held other executive positions within Autodesk.

Robert B. Bucknam has been a director of our company since May 2003. Since 2007, Mr. Bucknam has served as vice president of Cogent, Inc., a fingerprint identification provider. From 2002 to 2007, Mr. Bucknam served as senior vice president of federal and international affairs with Cross Match Technologies, Inc., a fingerprint identification provider. From 1993 to 2001, Mr. Bucknam was the chief of staff of the Federal Bureau of Investigation. Prior to joining the FBI, Mr. Bucknam served as deputy assistant attorney general with the U.S. Department of Justice and as deputy chief of the U.S. Attorney’s office in the Southern District of New York.

Liane Wilson has been a director of our company since April 2002. Since 2001, Ms. Wilson has been self-employed as a consultant. From 1999 to 2001, Ms. Wilson served as vice chairman of Washington Mutual, Inc., a financial institution. From 1985 to 2001, Ms. Wilson held a number of other senior level positions with Washington Mutual, including executive vice president for corporate operations and administration and senior vice president of information systems. During her tenure at Washington Mutual, she was responsible for corporate technology and integration activities relating to mergers and acquisitions.

Leslie G. Denend has been a director of our company since June 1995. From December 1997 to April 1998, Mr. Denend was president of our company. From 1993 to 1997, Mr. Denend was chief executive officer and president of Network General Corporation, which merged with McAfee Associates to form McAfee, Inc. Mr. Denend serves on the board of directors of Verifone, Inc. and United Services Automobile Association (USAA).

David G. DeWalt has served as our chief executive officer and president, and as a director, since April 2007. Prior to joining McAfee, Mr. DeWalt served as executive vice president and president customer operations and content management software, at EMC Corporation from 2005 to 2007 and as its executive vice president, EMC Software Group from 2003 to 2005. EMC is a provider of information infrastructure technology and solutions. Mr. DeWalt joined EMC in 2003 upon its acquisition of Documentum, a provider of content and storage management software, where he served as its chief executive officer and president from 2001 to 2003. Prior to joining Documentum, Mr. DeWalt was founding principal and vice president of Eventus Software, a web content software company, where he was responsible for marketing and sales, consulting services and support, product management and business development. Mr. DeWalt currently serves on the board of directors of Polycom, Inc.

Charles J. Robel has been a director of our company since June 2006 and has served as the non-executive chairman of our board of directors since October 2006. He served as a managing member and chief operating officer at Hummer Winblad Venture Partners, a venture capital fund, from 2000 to 2005. Mr. Robel began his career at

PricewaterhouseCoopers LLP, from which he retired as a partner in 2000. Mr. Robel currently serves on the board of directors of Autodesk, Inc., DemandTec, Inc. and Informatica Corporation.

Executive Officer Biographies

Information pertaining to Mr. DeWalt, who is both a director and an executive officer, may be found in the section above entitled “Director Biographies.”

Christopher S. Bolin has served as our executive vice president of product development and chief technology officer since April 2004. Mr. Bolin served as our senior vice president of engineering from 2002 to 2004, vice president of engineering from 2000 to 2002, and director of engineering from 1999 to 2000.

Mark D. Cochran has served as our executive vice president and general counsel since September 2007, and as our corporate secretary since January 2008. Prior to joining McAfee, Mr. Cochran served as vice president and general counsel of Hyperion Solutions Corporation, a provider of business performance management software, from 2005 to 2007. Prior to joining Hyperion, Mr. Cochran was vice president, general counsel and secretary of Brocade Communications Systems, Inc., a storage networking company, from 2003 to 2004. From 1999 to 2003, he served as vice president and general counsel at AvantGo, now a subsidiary of Sybase Inc., a provider of database management, mobile solutions and messaging software and services.

Michael P. DeCesare was appointed executive vice president, worldwide sales operations in October 2007. Prior to that, Mr. DeCesare served as senior vice president, worldwide field operations of EMC Corporation, from 2004 to 2007, and as executive vice president of worldwide field operations for Documentum (then a division of EMC), from 2002 until 2004. Prior to joining Documentum, Mr. DeCesare served as executive vice president, worldwide sales and alliances, at Asera Inc., a provider of e-business infrastructure that accelerates implementation of enterprise software applications, from 2001 to 2002.

Keith S. Krzeminski has served as our chief accounting officer since March 2008. Mr. Krzeminski has also served as our Senior Vice President of Finance since joining us in March 2007. Prior to that, Mr. Krzeminski served as senior vice president and chief financial officer of Home Interiors & Gifts, Inc., a marketer and manufacturer of home décor products, from 2005 to 2006. Before joining Home Interiors & Gifts, Mr. Krzeminski worked for Electronic Data Systems Corporation (“EDS”), a global information technology services company, where he served in several capacities during his six-year tenure. From 2004 to 2005, he served as vice president of planning and financial analysis. Mr. Krzeminski served as chief financial officer of EDS’ product lifecycle management software and services business, from 2003 to 2004. From 2002 to 2003, Mr. Krzeminski served as global finance director of EDS’ applications and information technology consulting business. Mr. Krzeminski joined EDS in 1999 as chief accounting officer, where he served until 2002.

Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

Board of Directors and Board Committees

During 2007, the board of directors held fourteen meetings. Each director, with the exceptions of Messrs. Dutkowsky and Fuller, who resigned from the board of directors in 2007, attended at least 75% of all board and applicable committee meetings during 2007. The board of directors has determined that each of its members, other than Mr. DeWalt, is “independent” as defined under the New York Stock Exchange corporate governance standards, and has no material relationship with us. Mr. Robel serves as chairman of the board of directors and has been designated as our “lead” independent director for presiding over executive sessions of the board of directors without management.

Our board of directors has a standing audit committee, compensation committee and governance and nominations committee. Each committee has a written charter, which is available on our investor relations website at investor.mcafee.com under “Governance Documents,” or by calling or writing the corporate secretary at our corporate headquarters. During 2006, our board of directors formed a special committee comprised of Messrs. Bucknam, Robel and Fuller to review our historical stock option grant practices and related accounting and other issues. Mr. Fuller resigned from the special committee upon his appointment in October 2007 as our interim chief executive officer and president. The special committee held seventeen meetings during 2007.

Audit Committee

The audit committee reviews, acts and reports to our board of directors on various auditing and accounting matters, including the appointment of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the approval of services to be performed by our independent accountants, the performance of our independent accountants and our accounting practices. The audit committee held twelve meetings during 2007. Messrs. Denend, Pangia and Robel served as members of the audit committee during 2007, with Mr. Robel serving as chairman during 2007. In January 2008, Mr. Darcy was appointed to the audit committee and in February he was appointed chairman. Mr. Robel served as the audit committee “financial expert” (as defined under the SEC rules implementing Section 404 of The Sarbanes-Oxley Act) during 2007, and Mr. Darcy has served as an additional audit committee “financial expert” since joining the committee in January 2008. Mr. Denend no longer serves as a member of the audit committee.

Compensation Committee

The compensation committee is primarily responsible for reviewing and approving all executive officer and non-employee director compensation programs and decisions, administering our various equity compensation plans, and providing advice to the board of directors and management regarding other compensation and benefit programs. The compensation committee held twelve meetings during 2007. Messrs. O’Leary and Pangia and Ms. Wilson were members of the compensation committee during 2007, with Mr. O’Leary serving as chairman during 2007. In February 2008, Mr. Denend was appointed as chairman of the compensation committee. Mr. Pangia no longer serves as a member of the compensation committee.

Governance and Nominations Committee

The governance and nominations committee addresses issues relating to the board and board committees, including identifying prospective director nominees, developing and recommending governance principles applicable to us, overseeing the evaluation of the board of directors and management and recommending nominees for the board committees. The committee also reviews and provides guidance relating to broader corporate governance practices and initiatives. The governance and nominations committee held four meetings during 2007. Messrs. Bucknam and Denend and Ms. Wilson were members of the committee during 2007, with Mr. Bucknam serving as chairman during 2007. In February 2008, Messrs. Robel and Bass were appointed to serve as members of the governance and nominations committee, with Mr. Robel to serve as chairman of the governance and nominations committee. Mr. Denend and Ms. Wilson no longer serve as members of the governance and nominations committee.

Communications with the Board of Directors

Stockholders and other interested parties who would like to communicate directly with the board of directors should send their communications in writing to our corporate secretary at our corporate headquarters at McAfee, Inc., 3965 Freedom Circle, Santa Clara, California, 95054. Our corporate secretary will review the communication and deliver it to the director or directors named in the correspondence, provided that it relates to our business and it is not determined to be inappropriate for consideration by the board of directors. If the communication requires a response, the corporate secretary will work with the appropriate director(s) to prepare and send a response.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during 2007 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis, except with respect to the Form 3 filing reporting Mr. DeCesare’s initial holdings in our securities upon his designation as a Section 16 person by the board of directors on October 2, 2007, and the Form 4 filings reporting the October 29, 2007 stock option grants to Messrs. DeCesare and Cochran. Each of these three reports was subsequently filed with the SEC.

Other Corporate Governance Matters

The board of directors has adopted corporate governance guidelines, a code of business conduct and ethics, and a separate code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other senior finance organization employees (“Senior Executive Code”). These guidelines and codes establish minimum standards of professional responsibility and ethical conduct. They can be viewed at investor.mcafee.com under “Governance Documents,” or may be obtained without charge by writing the corporate secretary at our corporate headquarters. If we make any substantive amendments to the Senior Executive Code or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or corporate controller, we will disclose the amendment or waiver on that website or in a report on Form 8-K.

Our bylaws require our chairman of the board of directors to attend stockholder meetings. Although we do not have a formal policy regarding attendance by any other members of the board of directors at our annual meeting of stockholders, our other directors are encouraged to attend the meeting. Four of our board members, including our chairman and chief executive officer, attended the 2006 annual meeting. We did not hold an annual meeting of stockholders in 2007.

Item 11.	Executive Compensation

A.	Executive Summary

This compensation discussion and analysis explains our 2007 executive compensation programs and compensation paid under those programs. Most of the discussion relates to our “named executive officers” for 2007, who were:

David G. DeWalt	Chief executive officer and president
Christopher S. Bolin	Executive vice president of product development; chief technology officer
Michael P. DeCesare	Executive vice president of worldwide sales operations
Mark D. Cochran	Executive vice president, general counsel and corporate secretary
Roger J. King(1)	Executive vice president of worldwide channel operations
Richard J. Decker(1)	Senior vice president and chief information officer
Former Executive Officers
Eric F. Brown(2)	Former chief operating officer and chief financial officer
Dale L. Fuller(3)	Former interim chief executive officer and president

(1)	This individual, who currently serves in the capacity indicated, served as one of our executive officers for part of 2007 but not as of December 31, 2007.

(2)	This individual served as our chief operating officer and chief financial officer until April 4, 2008.

(3)	This individual served as our interim chief executive officer and president until April 1, 2007.

All executive compensation decisions are approved by the compensation committee of the board of directors. The compensation committee consists of three non-employee directors who meet the independence requirements established by SEC and the New York Stock Exchange.

Our executive compensation programs for named executive officers consist primarily of cash compensation in the form of base salary and performance-based cash bonuses, and equity awards in the form of stock options, restricted stock units and restricted stock awards. We are now granting performance stock units, which are restricted stock units that vest based on achievement of specific objectives, rather than based solely on continued employment. All named executive officers except Messrs. Decker and King are entitled to severance and/or change of control benefits.

Salaries are generally established based on market comparables among our peer companies. Performance-based cash bonuses and equity awards are linked to company and individual executive performance against “key performance metrics” that are established at least annually for each executive. The compensation committee also considers other factors, such as leadership effectiveness, integrity, innovation, work ethic and competitive benchmarking in determining bonus and equity awards. The size and timing of equity awards are determined based on all of these factors. Vesting is based on continued service and, for certain grants, on the achievement of performance metrics. When it makes executive compensation decisions, the compensation committee focuses on “total direct compensation” (the total compensation to be paid if all performance goals are fully met) as well as on specific elements of compensation.

The compensation committee relies primarily on performance-based compensation and equity to attract, reward and retain a talented and dedicated executive team and to ensure a strong connection between executive compensation and our financial performance. Base salaries are a minor portion of total compensation, and perquisites are generally minimal, so these are not significant elements in attracting or retaining executives.

In 2008, we continue to refine the performance-based components of our executive compensation programs. We are expanding our use of performance stock units. We adopted a new Executive Bonus Plan (subject to stockholder approval at our 2008 annual meeting of stockholders) to replace our 2007 cash bonus program. Payments under the new plan are tied solely to achievement of objective performance criteria.

B.	Executive Compensation Design

1.	Compensation Objectives and Philosophy

Our executive compensation programs have three primary objectives:

•	Attract, reward and retain the most talented and dedicated executives available;

•	Link cash and equity incentives to individual and corporate performance; and

•	Align executive incentives with stockholder value creation.

The compensation committee reviews total compensation for each executive annually, and determines the appropriate amount and mix of compensation based on the following principles:

•	Use simple and reasonable measures of performance;

•	Minimize executive perquisites;

•	For executives in more senior positions, provide cash compensation that is primarily weighted toward variable (bonus) compensation, which is linked primarily to performance;

•	For executives in more senior positions, provide total compensation that is primarily weighted toward equity compensation (performance stock units, restricted stock units and options) rather than cash, to reflect senior executives’ greater influence on overall corporate results and stockholder return;

•	Use multi-year equity vesting to ensure that senior executives hold sufficient unvested equity value to provide a meaningful retention incentive;

•	Use competitive benchmarking with peer companies (described in Section C3); and

•	Use an outside consulting firm, as appropriate, to validate market practices and trends for our industry.

2.	Elements of Compensation

The compensation committee evaluates executive compensation with a goal of establishing compensation components that the compensation committee believes are similar to those provided to executives in comparable companies that have comparable performance. Accordingly, our executive officers’ compensation has three primary components:

•	Base salary;

•	Annual or quarterly cash bonuses; and

•	Equity compensation in the form of performance stock units, restricted stock units and stock options.

3.	Key Performance Metrics (KPMs) and Other Performance Criteria

Cash bonuses and equity awards for executives are linked to performance assessments against quarterly and/or annual key performance metrics (“KPMs”). KPMs generally include a combination of financial metrics, including revenue-related and profit-related objectives reflected in our internal business plan, because they are the most direct indicators of increased stockholder value. KPMs may also include, among others, measures of customer success and employee success — both of which have a less direct, but nonetheless significant, impact on stockholder value. Financial metrics are drawn from our internal business plan, but in situations where these financial performance metrics are also line items in our GAAP financial statements, the metrics may differ from the GAAP line items. These non-GAAP performance metrics exclude items that are not, in management’s view, related to our ongoing operating performance, such as restructuring charges, the amortization expense associated with purchased intangible assets, and non-cash stock-based compensation expense, among others. KPMs typically also include operational goals that are specific to each executive’s respective area of responsibility. See Section D2 below for specific details on 2007 KPMs.

Although performance against KPMs is the primary determinant of bonus and equity compensation, the compensation committee also considers the following secondary factors, among others, to determine final compensation:

•	Leadership style and effectiveness, including teamwork;

•	Integrity;

•	Innovation; and

•	Work ethic.

4.	Base Salaries

Base salaries are intended to provide a fixed amount of cash compensation for services rendered during the year. We believe that setting competitive base salaries assists us in hiring and retaining individuals in a competitive environment. In determining individual salaries, the compensation committee considers the scope of job responsibilities, individual contribution, business performance, job market conditions, the Radford Executive Survey, third-party compensation data and current compensation levels.

5.	Cash Bonuses

Our executive cash bonus program provides quarterly or annual cash payments to executive officers. The compensation committee establishes target cash bonus amounts for each executive officer, designated as a percentage of base salary, at the beginning of the year. Actual payments are primarily contingent on successful achievement of certain KPMs approved by the compensation committee, as described above. The compensation committee typically establishes KPMs for the CEO. The CEO then proposes KPMs for the remaining executives, which are reviewed and approved by the compensation committee.

During 2007, KPMs were generally set as quarterly targets, and performance against them was assessed on a quarterly basis. These quarterly check points served as preliminary indicators of potential bonus payouts. However, in most cases actual payments were determined and paid on an annual basis, shortly after completion of the year. As an exception, bonuses for Mr. Brown, our chief operating officer and chief financial officer during 2007, were determined and paid quarterly in accordance with his employment agreement. Although performance against KPMs is the primary determinant of these cash payments, in 2007 the compensation committee had discretion to consider other more subjective factors, including those listed in Section B3, to determine final payments.

For 2008, we adopted a new Executive Bonus Plan (subject to stockholder approval at the 2008 annual meeting of stockholders) to replace our 2007 cash bonus program. Payments under the new plan will be tied solely to objective performance criteria. The compensation committee will not have discretion to increase any award beyond what is payable based on performance, but it may, in its discretion, reduce an award. We expect that all payments under the new plan will be tax deductible because they will qualify as “performance-based” for purposes of Section 162(m) of the Internal Revenue Code. See Section E below for a more detailed discussion of tax considerations relating to executive compensation.

6.	Equity Compensation in General

Equity compensation is a key element of compensation at McAfee. This is particularly true for our executive officers, for whom equity compensation generally represents a majority of total direct compensation. Equity awards with multi-year vesting periods or performance measurement periods allow us to:

•	Strengthen the link between the creation of stockholder value and long-term executive compensation;

•	Provide an opportunity for increased equity ownership by executives;

•	Provide long-term retention incentives to executives; and

•	Maintain competitive levels of total direct compensation.

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

7.	Stock Options, Restricted Stock Units and Restricted Stock Awards

Prior to fiscal 2006, our primary form of equity awards for all employees, including executives, was non-qualified stock options. In 2005, we granted a limited number of restricted stock awards (“RSAs”) to certain members of our executive team. In 2006, we began granting restricted stock units (“RSUs”) to our executive team and certain other employees. We are now shifting to the active use of performance stock units (“PSUs”) which are RSUs with performance-based vesting. RSUs, RSAs and PSUs have some important advantages compared to stock options, particularly for employees with relatively large equity awards, for the reasons described below. The compensation committee has determined that these types of awards are particularly useful to recruit senior level executives if a prospective candidate has existing in-the-money unvested equity awards that the executive would lose if he or she joined our company.

RSUs give an executive the right to receive a specified number of shares of our common stock, at no cost, if the executive remains with McAfee until the shares vest. RSAs are similar to RSUs, but the executive actually owns the shares as of the grant date (subject to vesting), rather than having a right to receive stock at vesting. Vesting of RSUs and RSAs granted through 2007 is contingent on the executive’s continued employment with us. We are now granting PSUs, with vesting based on achievement of performance objectives. For PSUs and RSUs that do not vest because an executive’s employment terminates, and PSUs that do not vest because the performance criteria are not satisfied, the unvested shares are never issued. For RSAs, if an executive’s employment terminates, the executive must generally return to us all shares that are unvested on the termination date.

The vesting of equity awards held by our named executives may accelerate in certain termination situations. For details, see “Severance and Change of Control Benefits” in the next section of this document.

The compensation value to an executive of each RSU, PSU or RSA (assuming it will vest) equals our stock price on the grant date of the award (less $0.01 per share for RSAs), adjusted for any subsequent change in stock price that occurs prior to vesting. Thus, RSUs, PSUs and RSAs provide immediate, meaningful and measurable economic value for executives as of the grant date and an incentive to remain with McAfee through vesting.

Moreover, these types of awards retain value, and encourage retention, regardless of short-term stock price fluctuations. In contrast, the entire value to executives of stock options depends on future stock price appreciation, so options have little perceived value if the stock price declines after the grant date. Because of these differences, restricted equity awards can deliver more immediate tangible value to executives at grant than stock options, with significantly fewer shares and potentially less dilution for our stockholders. We typically determine the size of RSU, PSU and RSA grants based on a ratio of one share for every two to three stock option shares that we would otherwise grant, using a Black-Scholes pricing model as a reference.

Recent RSU and RSA grants generally vest over three years, with one-third vesting at the end of each year. RSUs granted in 2006 generally vest 50% after two years and 50% after three years. These infrequent, but sizable vesting tranches create a strong incentive to continue employment with us over the vesting period. Although vesting of the awards through 2007 was based solely on continued service, the size of the grant to each executive was linked to performance. In addition, part of the value of the RSUs will depend on the performance of the executive team and our company during the vesting period, as measured by our stock price.

8.	Mix of Salary, Cash Bonuses and Equity; Total Direct Compensation

The compensation committee does not use a specific formula for allocating compensation among the compensation components described above. Rather, the committee uses a market-based approach. We assign a significant majority of our executives’ total compensation to the variable cash bonus program and equity compensation, in order to focus our executives on achievements that will create stockholder value. We consider equity compensation to be the most important performance-based compensation component, so it represents the highest proportion of total compensation for senior executives. When the compensation committee makes executive compensation decisions, it focuses on “total direct compensation” (the total compensation to be paid if all performance goals are fully met) as well as on specific elements of compensation.

9.	Severance and Change of Control Arrangements

During 2007, each named executive officer other than Messrs. Decker and King had an agreement in place to provide severance and/or change of control benefits. The compensation committee believes these types of agreements are essential in order to attract and retain qualified executives and promote stability and continuity in our senior management team. We believe that the stability and continuity provided by these agreements are in the best interests of our stockholders. For details, see “Severance and Change of Control Benefits” on page 26 of this document.

10.	Perquisites and Other Benefits

In general, we do not view perquisites as a significant component of our executive compensation structure. The compensation committee occasionally approves perquisites, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations. See the “Summary Compensation Table” for more details. Our executive officers are eligible to participate in our benefit plans on the same terms as other full-time employees. These plans include medical and dental insurance, life insurance, vision, short and long-term disability insurance, 401(k) plan, employee stock purchase plan and discounts on our products.

C.	Executive Compensation Implementation

1.	Independent Compensation Committee Determines Executive Compensation

The compensation committee determines compensation for our named executive officers. All three members are independent of company management. Executive compensation is reviewed annually by the compensation committee in connection with executive performance evaluations. During the first quarter of each year, the compensation committee typically conducts an evaluation of the CEO’s performance, utilizing formal individual input from each of our independent directors. The compensation committee also reviews the performance of the other named executive officers with the CEO. The compensation committee then evaluates total current compensation to determine if any changes are appropriate based on the considerations explained throughout this compensation discussion and analysis. The compensation committee reviews and gives considerable weight to the CEO’s compensation recommendations for the other named executive officers because of his direct knowledge of the executives’ performance and contributions. No other named executive officers have any input on the compensation committee’s executive compensation decisions. The compensation committee members make independent decisions based on their collective judgment.

2.	The Role of Consultants

During 2007, the compensation committee selected and directly engaged the services of Compensia, an executive compensation consulting firm, and Heidrick & Struggles, an executive search firm. No member of the compensation committee or any named executive officer has any affiliation with either Compensia or Heidrick & Struggles. Each firm was retained by both the compensation committee and our company, but for purposes of executive compensation matters, it reported directly to the chairman of the compensation committee.

In connection with specific compensation decisions, the compensation committee sought input from Compensia on a range of external market factors, including appropriate comparison companies for benchmarking purposes, market survey data, and best practices for executive compensation arrangements. Although Compensia provided extensive data, it does not determine or recommend the amount or form of compensation for any executives. During the second half of 2007, Compensia also conducted an extensive review and evaluation of our executive compensation programs. Based in part on Compensia’s review and evaluation, the committee identified certain program and process improvements to adopt for 2008.

We hired three key executives during 2007. In connection with determining the compensation packages for those key hires, the committee sought input, including extensive competitive market data, from Compensia and Heidrick & Struggles.

3.	The Role of Peer Groups, Survey Data and Benchmarking

With the assistance of Compensia, the compensation committee selected the peer group of technology companies listed below for executive compensation benchmarking. Peer companies were selected in order to include (i) our most direct business competitors; (ii) companies with whom we compete for talent; and (iii) companies that are roughly comparable to us in terms of market capitalization and/or revenue. We seek to maintain stability in the peer group from year to year. However, we have eliminated a number of peer companies that have been acquired over the past few years as our industry consolidates. This has contributed to a reduction in the size of the peer group. We also make occasional changes to ensure that the peer group continues to meet the selection criteria described above. The table below shows data regarding each of the peer companies, as compared to us.

	Fiscal 2007	Market Cap as of	1-Yr Stockholder	3-Yr Stockholder
Company	Revenue ($MM)(3)	12/31/2007 ($MM)	Return	Return

McAfee	$1,308.2	$6,020.5	32.1%	9.0%
Autodesk	$2,171.9	$11,444.8	(5.9)%	11.9%
BEA Systems	$1,535.8	$6,517.6	51.6%	29.9%
BMC Software	$1,580.4	$7,170.8	42.2%	16.3%
Business Objects(1)	$1,510.0	N/A	N/A	N/A
Cadence Design Systems	$1,615.0	$4,672.5	(5.0)	7.2%
CIBER	$1,082.0	$371.2	(9.9)%	(14.1)%
Citrix Systems	$1,391.9	$7,121.6	40.5%	15.8%
Cognos(2)	$979.3	N/A	N/A	N/A
Mentor Graphics	$879.7	$978.2	(55.6)%	(16.0)%
Novell	$932.5	$2,408.7	26.0%	1.7%
Parametric Technology	$941.3	$2,047.4	(0.2)%	9.7%
Sybase	$1,025.5	$2,275.3	5.6%	9.4%
Synopsys	$1,212.5	$3,795.4	25.5%	20.3%
VeriSign	$1,496.3	$8,381.4	56.4%	3.8%

(1)	Data other than revenue not available as Business Objects was acquired by SAP in January 2008

(2)	Data other than revenue not available as Cognos was acquired by IBM in January 2008

(3)	Autodesk, BEA Systems and Mentor Graphics each have a January 31 fiscal year end; data relates to fiscal 2008

Compensia provides reports to the compensation committee comparing compensation of our most senior executive officers to that of the most senior executive officers at our peer group companies. Peer company data is derived from the Radford Executive Survey (which is focused on compensation in the technology sector) and SEC filings by our peer companies. The committee does not establish specific percentile targets for executive compensation. Rather, it makes each decision based on what it believes is necessary and appropriate to attract, motivate and/or retain the executives under the particular circumstances in which the decision is made. These circumstances include but are not limited to the external competitive landscape. In light of the recent challenges we have faced stemming from our 2006 stock option investigation, the committee’s executive compensation decisions have resulted in top quartile compensation for the named executives.

4.	Equity Grant Practices

All 2007 equity-based awards were approved by our compensation committee. During 2007, we adopted a formal equity granting policy that includes the following refinements to our grant policies and procedures:

•	All new-hire, promotional and retention grants are aggregated for approval on predetermined dates (typically once per quarter following our earnings announcements);

•	No individual or committee other than the compensation committee or the board of directors is authorized to approve grants;

•	All grants are approved at a meeting of the compensation committee or the board of directors, and not by written consent;

•	We determine the exercise price of a stock option based on the fair market value of our common stock on the grant date (unless otherwise legally required for grants to non-US individuals); and

•	There are detailed procedures in place for grant approvals and documentation.

D.	2007 Executive Compensation Decisions

1.	Overview

This section describes the executive compensation decisions made by the compensation committee for 2007. The compensation decisions made during 2007 related to the hiring of three key executives: David DeWalt as chief executive officer and president; Mark Cochran as executive vice president and general counsel; and Michael DeCesare as executive vice president of worldwide sales.

For executives who were already employed at the beginning of 2007, only one received a salary increase. None received any equity grants because the 2006 RSU grants were intended to cover equity compensation for 2006 and 2007. The only other specific decisions made with respect to their compensation were establishing bonus plan objectives and determining bonus amounts to be paid.

Please see the compensation tables following this compensation discussion and analysis for more details about 2007 compensation.

2.	Key Performance Metrics for 2007

The compensation committee established 2007 KPMs for overall company performance as well as individual objectives for each named executive officer. The compensation committee also identified specific measurement methods for each KPM. As noted in Section B5 above, the performance period for some objectives was annual and for other objectives, the performance period was quarterly. The following table shows a selection of the KPMs that (i) were the most heavily weighted and therefore had the most significant impact on executive compensation and/or (ii) were consistent from quarter to quarter. The compensation committee did not rely on an explicit weighting formula between company-wide and individual KPMs. It used its discretion based on the specific roles and responsibilities of each executive.

Name and Title	Company-Wide KPMs	Executive-Specific KPMs

David G. DeWalt, chief executive officer and president	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Enhance the financial controls environment • Ensure development of long-term company strategy • Ensure development of effective recruiting, training, retention and personnel programs
Christopher S. Bolin, chief technology officer and executive vice president of product development	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Ship new products and product upgrades in a timely manner • Develop and refine product roadmap • Prepare the business case for each new product idea
Mark D. Cochran, general counsel, executive vice president and corporate secretary	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Conduct analysis and develop strategies for litigation • Close acquisitions • Assess and develop legal team

Name and Title	Company-Wide KPMs	Executive-Specific KPMs

Michael P. DeCesare, executive vice president of worldwide sales operations	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Increase sales capacity • Assess sales processes • Leverage compensation model
Roger J. King, executive vice president of worldwide channel operations	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Achieve sales goals designated by product, customer segment and geography
Richard J. Decker, chief information officer and senior vice president	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share
•   Deploy and operate key internal technologies in a timely and effective manner

•   Integrate operational functions of acquired companies

•   Support CFO in remediating financial controls environment issues

FORMER EXECUTIVES
Eric F. Brown, former chief operating officer and chief financial officer	• Achieve operating plan (non-GAAP) financial targets, including: • Bookings • Earnings per share	• Complete restatement of financial results and related SEC filings • Remediate financial controls environment issues • Support CEO and sales in closing strategic deals
Dale L. Fuller, former interim chief executive officer and president	N/A — see discussion below	N/A — see discussion below

Our strong financial performance in 2007 resulted in executives achieving 107.0% of the company-wide financial metrics in their KPMs. The compensation committee believed that achievement of the designated company-wide financial metrics was reasonably challenging, and in fact the designated metrics were not attained in two of the four fiscal quarters. We do not publicly disclose annual business plan bookings, revenue, operating income or earnings per share targets, as our business plan is highly confidential. Disclosing specific objectives would provide competitors and other third parties with insights into the planning process and would therefore cause competitive harm.

3.	Compensation for David G. DeWalt

Mr. DeWalt was hired as our new chief executive officer and president in April 2007. Board members were seeking a particularly strong leader. We had recently completed an investigation of stock option grant irregularities and shortly thereafter, our chief executive officer retired and our president was terminated. When Mr. DeWalt joined us, he replaced an interim chief executive officer, and we were in the midst of preparing a restatement of our financial results to reflect changes in our accounting for numerous stock option grants. Further, the number of vacancies then existing in key positions within the company would cause a greater burden to fall on the chief executive officer. To attract an outstanding executive under these circumstances, the board of directors determined that it was necessary to offer total compensation of at least the 75th percentile for chief executive officers at relevant peer companies. In connection with negotiating Mr. DeWalt’s compensation, the board of directors and the committee considered detailed benchmarking data as well as our overall compensation philosophy and objectives.

Based on the considerations described above, and our belief that compensation for a chief executive officer should be heavily weighted toward long-term equity awards, Mr. DeWalt’s initial compensation package consisted of the components described below, as part of a formal employment letter (as subsequently amended). His cash compensation is in the second highest quartile compared to peer companies. The value of his long-term equity awards brought his total compensation into the top quartile.

•	Starting annual base salary of $900,000.

•	Annual target bonus of $1,000,000, with a $600,000 minimum guaranteed for 2007.

•	Reimbursement of reasonable relocation expenses, if Mr. DeWalt relocated from California to our Texas office.

•	Stock options to purchase 500,000 shares of our common stock (“New Hire Options”), vesting 25% on the first anniversary of the grant date and the balance in equal monthly amounts over the next three years.

•	Restricted stock units for 125,000 shares (“New Hire RSUs”), vesting one-third on each anniversary of Mr. DeWalt’s hire date. (These RSUs could not be granted until 2008, after we completed our financial restatement. These RSUs are reflected in the Summary Compensation Table, but they are not reflected in the Grants of Plan-Based Awards tables in the following sections of this document.)

•	Performance stock units for 125,000 shares, which vest in three equal installments based on our achievement of non-GAAP financial performance metrics established by the compensation committee for each of 2007, 2008 and 2009. Vesting is also contingent on Mr. DeWalt’s continued employment with us. To the extent the vesting conditions are not satisfied, the performance stock units will be forfeited. (These PSUs could not be granted until 2008, after we completed our financial restatement. These PSUs are reflected in the Summary Compensation Table, but they are not reflected in the Grants of Plan-Based Awards tables in the following sections of this document.)

•	Severance benefits as follows: If Mr. DeWalt’s employment is terminated by us without “cause” or if he resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary; (ii) a lump sum payment equal to the current year’s target bonus; (iii) accelerated vesting on the next unvested tranche of his New Hire RSUs; and (iv) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

•	Change of control benefits as follows: If Mr. DeWalt’s employment is terminated by us without “cause” or if he resigns for “good reason,” and such termination occurs within 12 months following a “change of control,” then subject to execution of a release, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary; (ii) a lump sum payment equal to the current year’s target bonus; (iii) accelerated vesting on his New Hire Options equal to the greater of (A) 12 months accelerated vesting, or (B) 50% of the then-unvested shares; and (iv) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

Mr. DeWalt’s 2007 bonus was determined based on 107.0% achievement of our annual company-wide financial performance metrics as well as exceptional performance against his individual KPMS and his overall leadership. Based on these factors, the committee concluded that a bonus $1,250,000 was appropriate.

4.	Compensation for Christopher S. Bolin

Mr. Bolin did not receive a salary increase in 2007, as the committee believed that his 2006 salary was still appropriate and competitive. He did not receive any equity awards because all executives received larger than usual annual grants in 2006 for retention purposes. His target cash bonus was set at 60% of base salary. Based on our achievement of financial performance metrics and Mr. Bolin’s accomplishments against his specific KPMs, he received a cash bonus equal to 101.7% of his target bonus. Mr. Bolin also received a one-time performance bonus of $100,000 in the second quarter of 2007, in recognition of special product development activities and company-wide leadership at that time.

5.	Compensation for Mark D. Cochran

Mr. Cochran was hired as our new general counsel in September 2007. Members of management as well as certain members of the board of directors and the compensation committee were actively involved in the search process. We were seeking a seasoned general counsel with the breadth and depth of experience required to support our business operations and to guide us through the legal challenges stemming from the outcome of our stock option grant investigation. Our former general counsel was terminated for cause in May 2006 as a result of his role in the improper option grant activities, and the general counsel position remained vacant until Mr. Cochran’s arrival. In order to attract an outstanding general counsel under these circumstances, the board of directors determined that it was necessary to offer a compensation package reflecting competitive second highest quartile total compensation for chief legal officers at relevant peer companies. In connection with determining Mr. Cochran’s compensation, the hiring team considered detailed benchmarking data provided by Compensia and input from Heidrick & Struggles, as well as our overall compensation philosophy and objectives.

Based on the considerations described above, and our belief that compensation for senior leaders should be weighted more heavily toward long-term equity awards compared to cash, Mr. Cochran’s initial compensation package consisted of the components described below (including subsequent amendments in 2007).

•	Starting annual base salary of $350,000.

•	Annual target bonus of $250,000.

•	Stock options to purchase 75,000 shares of our common stock (“New Hire Options”), vesting 25% on the first anniversary of the grant date and the balance in equal monthly amounts over the next three years.

•	Restricted stock units for 40,000 shares, vesting one-third on each anniversary of Mr. Cochran’s hire date. (These RSUs were not granted until 2008, after we completed our financial restatement, so these RSUs are not reflected in the Summary Compensation Table or Grants of Plan-Based Awards tables in the following sections of this document.)

•	Severance benefits as follows: If Mr. Cochran’s employment is terminated by us without “cause” or if he resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary and bonus; (ii) accelerated vesting of his New Hire Options that would have otherwise vested over the next 12 months; and (iii) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

Mr. Cochran’s bonus for 2007 was determined based on our achievement of financial performance metrics and Mr. Cochran’s accomplishments against his specific KPMs. He received a bonus equal to 101.7% of his target bonus, on a prorated basis.

6.	Compensation for Michael P. DeCesare

Mr. DeCesare was hired as our executive vice president of worldwide sales operations in October 2007. Members of management as well as certain members of the board of directors and the compensation committee were actively involved in the search process. We upgraded our top sales leadership position from a senior vice president level to an executive vice president level. The market for the talent we sought was extremely competitive at the time of our search. In order to attract an outstanding candidate under these circumstances, the board of directors determined that it was necessary to offer a compensation package reflecting total compensation substantially above the median for similar positions at relevant peer companies. In connection with determining Mr. DeCesare’s compensation, the hiring team considered detailed benchmarking data provided by Compensia as well as our overall compensation philosophy and objectives.

Based on the considerations described above, our belief that compensation for senior leaders should be weighted more heavily toward long-term equity awards compared to cash, Mr. DeCesare’s initial compensation package consisted of the components described below (including subsequent amendments in 2007). His cash compensation is in the second highest quartile among relevant peer companies. The value of his long-term equity awards brought his total compensation to the top quartile among relevant peer companies.

•	Starting annual base salary of $600,000.

•	Annual target bonus of $600,000.

•	Stock options to purchase 100,000 shares of our common stock (“New Hire Options”), vesting 25% on the first anniversary of the grant date and the balance in equal monthly amounts over the next three years.

•	Restricted stock units for 50,000 shares, vesting one-third on each anniversary of Mr. DeCesare’s hire date. (These RSUs were not granted until 2008, after we completed our financial restatement, so these RSUs are not reflected in the Summary Compensation Table or Grants of Plan-Based Awards tables in the following sections of this document.)

•	Performance stock units for 50,000 shares, which vest in three equal installments based on our achievement of non-GAAP financial performance metrics established by the compensation committee for each of 2008, 2009 and 2010. Vesting is also contingent on Mr. DeCesare’s continued employment with us. To the extent the vesting conditions are not satisfied, the performance stock units will be forfeited. (These PSUs were not granted until 2008, after we completed our financial restatement, so these PSUs are not reflected in the Summary Compensation Table or Grants of Plan-Based Awards tables in the following sections of this document.)

•	Severance benefits as follows: If Mr. DeCesare’s employment is terminated by us without “cause” or if he resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary and bonus; (ii) accelerated vesting of his New Hire Options that would have otherwise vested over the next 12 months; and (iii) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

Mr. DeCesare’s bonus for 2007 was determined based on our achievement of financial performance metrics and Mr. DeCesare’s accomplishments against his specific KPMs. He received a bonus equal to 107.0% of his target bonus, on a prorated basis.

7.	Compensation for Roger J. King

Mr. King did not receive a salary increase in 2007, as the committee believed that his 2006 salary was still appropriate and competitive. He did not receive any equity awards because all executives received larger than usual annual grants in 2006 for retention purposes. His target cash bonus for 2007 was set at 100% of base salary. Based on our achievement of financial performance metrics and Mr. King’s accomplishments against his specific KPMs, he received a cash bonus equal to 107.0% of his target bonus.

8.	Compensation for Richard J. Decker

Mr. Decker’s base salary was increased by 4.3% in 2007, to $412,960 in order to maintain his salary at a comparably competitive level as other executives. He did not receive any equity awards because all executives received larger than usual annual grants in 2006 for retention purposes. His target cash bonus was set at 60% of base salary. Based on our achievement of financial performance metrics and Mr. Decker’s accomplishments against his specific KPMs, he received a cash bonus equal to 101.0% of his target bonus.

9.	Compensation for Eric F. Brown

Mr. Brown was hired in 2005 as our chief financial officer to lead the turnaround efforts in improving our internal processes and financial controls. In recognition of his key role the compensation committee approved a market top quartile new hire compensation package for Mr. Brown. His top quartile target bonus contributed to his top quartile 2007 compensation, even though, like most executives, he did not receive a salary increase or equity awards in 2007.

Mr. Brown’s target cash bonus was set at 109% of base salary, in accordance with his employment agreement. Based on our achievement of financial performance metrics, and Mr. Brown’s accomplishments against his specific KPMs, he received aggregate cash bonuses equal to 92.5% of his target bonus, paid in quarterly installments pursuant to the terms of his employment agreement. In addition, to reward Mr. Brown for remaining with us through completion of the restatement, and as a future retention incentive, the committee also approved a cash bonus of $100,000, which brought his aggregate bonuses to 109.0% of his target bonus. Mr. Brown was required to remain with McAfee for one year after payment of the $100,000 bonus, or he would forfeit the bonus. Mr. Brown resigned effective April 4, 2008, so he forfeited the bonus.

10.	Compensation for Dale L. Fuller

Mr. Fuller served as our interim chief executive officer and president from October 2006 until April 2007, when Mr. DeWalt joined McAfee as our new chief executive officer and president. Prior to assuming this role, Mr. Fuller served as one of our independent directors. He continued to serve as one of our directors while interim president and chief executive officer, but stepped down from the special committee investigating our stock option granting practices. The compensation committee approved an annualized salary of $1,500,000 for Mr. Fuller that was in effect during 2007 as well as 2006. In determining Mr. Fuller’s salary, the compensation committee considered several factors, including (i) Mr. Fuller’s prior experience as CEO of a publicly-traded technology company; (ii) the significant time and effort that would be required to restate our financials and to complete critical internal control remediation; (iii) the time-sensitive need to have leadership in place following the departures of our chairman and chief executive officer, our president and other executive turnover; and (iv) the fact that Mr. Fuller’s total direct compensation would be limited to salary and bonus and would not include the equity components normally provided to a chief executive officer.

Mr. Fuller did not participate in the same cash bonus plan as our other executive officers. However, following his tenure as an executive officer, the compensation committee, at its sole discretion, awarded Mr. Fuller a $435,000 bonus. Since Mr. Fuller served as our interim chief executive officer and president from October 2006 until April 2007, he earned a portion of the bonus in 2006 and the remainder of the bonus in 2007. In determining the amount of Mr. Fuller’s bonus, the compensation committee considered a variety of factors, including (i) our solid financial performance during his tenure; (ii) progress in the ongoing stock option investigation and related restatement; (iii) progress on financial and operating controls remediation; and (iv) Mr. Fuller’s overall leadership.

Mr. Fuller did not receive any equity awards or any director compensation during his tenure as interim chief executive officer and president. However, prior to his appointment as an executive officer, he received stock options and cash compensation in his capacity as an independent director, consistent with that provided to all of our independent directors. His outstanding director options continued to vest during his tenure as interim chief executive officer and president. In July 2007, Mr. Fuller resigned from our board of directors.

E.	Tax, Accounting and Other Considerations

This section describes certain tax and accounting considerations relating to our executive compensation programs.

Tax Deductibility of Compensation Expense.  Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation to certain executives that we may deduct as a business expense in any tax year unless, among other things, the compensation is performance-based and it is paid under a compensation plan that has been approved by our stockholders. During 2007, our salary and cash bonus programs did not meet these requirements. However, for 2008, we adopted an executive bonus plan (subject to stockholder approval at our 2008 annual meeting of stockholders) to replace our 2007 cash bonus program. Payments under the new plan will be tied solely to objective performance criteria. The compensation committee will not have the discretion to increase any award beyond what is payable based on performance, but it may reduce an award. We expect that all compensation payments under the new plan will be exempt from Section 162(m) and will therefore be tax deductible.

The $1,000,000 limit generally does not apply to stock options so long as they are granted under a stockholder-approved plan and the exercise price is no less than the fair market value of the shares on the grant date. The

$1,000,000 limit does apply to RSUs and RSAs unless either the grants or the vesting are based on performance criteria. None of our RSUs and RSAs granted through 2007 met those requirements, so the compensation expense associated with them will be subject to the $1,000,000 annual deductibility limit as they vest.

From time to time, the compensation committee may approve compensation that will not meet these requirements for deductibility in order to ensure competitive levels of total compensation for its executive officers.

Tax Implications for Executives.  Section 409A of the Internal Revenue Code was enacted by Congress effective as of January 2005. Section 409A imposes additional income taxes on our executive officers who receive certain types of deferred compensation if the compensation does not meet the qualification requirements of Section 409A. We generally do not offer any deferred compensation programs to our executives.

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

Accounting Considerations.  The compensation committee also considers the accounting expense and cash flow implications of various forms of executive compensation. For salary or cash bonus compensation, we record or accrue compensation expense in our financial statements in an amount equal to dollar amount of the cash payment. Accounting rules require us to record an expense in our financial statements for equity awards as well, even though equity awards are not paid to employees in cash. As of January 1, 2006, all equity awards (stock options, RSAs, RSUs and PSUs) result in compensation expense. The compensation committee believes that the advantages of equity awards, as described throughout this compensation discussion and analysis, more than outweigh the non-cash accounting expense associated with them.

Compensation Committee Report on Compensation Discussion and Analysis

The compensation committee of the board of directors has furnished the following report:

The compensation committee has reviewed and discussed the foregoing compensation discussion and analysis with management. Based on that review and discussion, the compensation committee has recommended to the board of directors that the compensation discussion and analysis be included in this report on Form 10-K/A.

THE COMPENSATION COMMITTEE

Leslie G. Denend, Chairman
Denis J. O’Leary
Liane Wilson

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee during 2007 has ever been an officer or employee of McAfee or of any of our subsidiaries or affiliates. During 2007, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our board of directors or on our compensation committee.

SUMMARY COMPENSATION TABLE

This table summarizes the compensation earned by our named executive officers during 2007.

					Stock		Option	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)		Awards(4)		Awards(4)	Compensation(8)	Total

David G. DeWalt	2007	$675,000	$1,250,000		$2,361,081	(5)	$1,135,569	$139,226	$5,560,876
Chief executive officer and president
Christopher S. Bolin	2007	450,000	374,455		908,004		231,590	14,329 (7)	1,978,378
Chief technology officer and executive vice president of product development	2006	440,363	249,750		836,885		482,660	5,368	2,015,026
Mark D. Cochran	2007	108,814	77,978		—		59,850	448	247,090
General counsel, executive vice president and corporate secretary
Michael P. DeCesare	2007	148,076	158,301		—		79,800	135	386,312
Executive vice president of worldwide sales operations
Roger J. King	2007	400,000	428,000		343,553	(6)	257,811	12,510	1,441,874
Executive vice president of worldwide channel operations	2006	100,000	100,000		77,182		57,919	656	335,757
Richard J. Decker	2007	412,960	249,096		393,307		214,443	5,262	1,275,068
Senior vice president and chief information officer	2006	397,732	218,400		322,189		408,378	7,048	1,353,747
Former Executive Officers
Eric F. Brown	2007	550,000	655,278	(3)	1,693,518		620,478	110,495	3,629,769
Former chief operating officer and chief financial officer	2006	540,930	941,250		1,515,722		1,153,091	129,245	4,280,238
Dale L. Fuller	2007	427,707	217,500		—		10,539	47,198	702,944
Former interim chief executive officer and president	2006	329,807	217,500		—		178,555	245,155	971,017

(1)	Salary includes amounts deferred under our 401(k) plan.

(2)	Amounts in this column reflect bonus payments earned in reported year, although some amounts were paid in subsequent year.

(3)	Bonus amount includes $100,000 bonus that required Mr. Brown to remain with us for one year after the payment. Mr. Brown resigned effective April 4, 2008, so he forfeited the bonus.

(4)	The compensation amounts reported in the “Stock Awards” and “Option Awards” columns reflect the expense that we reported in our consolidated 2007 financial statements under SFAS 123(R), except that the amounts of expense reported in our financial statements are net of estimated forfeitures, while the amounts shown in the table are gross of estimated forfeitures. These amounts consist of the fair value expense for all existing share-based awards during 2007. For this purpose, the fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.

(5)	Amount includes compensation expense recorded in 2007 for restricted stock units promised in our 2007 employment agreement with Mr. DeWalt, but not granted until our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units were granted on February 11, 2008.

(6)	Amount includes compensation expense recorded in 2007 for restricted stock units promised in our 2006 employment agreement with Mr. King, but not granted until our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units were granted on February 11, 2008.

(7)	In February 2008, we entered into an agreement with Mr. Bolin to increase the exercise price of certain of his outstanding options, such that the amended exercise price would be equal to the closing price of our stock on the appropriate accounting measurement date. As a result, we will pay Mr. Bolin a cash bonus equal to the increase in aggregate exercise prices of $135,533 in 2009. The amount set forth in the table above does not reflect the amount of this cash bonus.

(8)	All other compensation consisted of the following:

					Gifts,
					Family	Group Term
				Non-Business	Travel	Life	Company		Tax
		Commuting	Living	Aircraft	and Matching	Insurance	Contributions	Director	Gross-
Name	Year	Expense	Allowance	Usage	Gifts(1)	Coverage	to 401(k)	Fees	Ups(2)	Total

David G. DeWalt	2007	$14,484	$61,102	$—	$454	$405	$—	—	$62,781	$139,226
Christopher S. Bolin	2007	—	—	—	6,577	540	3,600	—	3,612	$14,329
	2006	—	—	—	568	1,026	3,600	—	174	$5,368
Mark D. Cochran	2007	—	—	—	108	270	—	—	70	$448
Michael P. DeCesare	2007	—	—	—	—	135	—	—	—	$135
Roger J. King	2007	—	—	—	5,640	1,242	3,600	—	2,028	$12,510
	2006	—	—	—	—	656	—	—	—	$656
Richard J. Decker	2007	—	—	—	309	1,242	3,600	—	111	$5,262
	2006	—	—	—	3,255	2,622	—	—	1,171	$7,048
Former Executive Officers
Eric F. Brown	2007	53,683	—	—	10,356	540	3,600	—	42,316	$110,495
	2006	54,609	—	36,030	1,981	1,140	2,292	—	33,193	$129,245
Dale L. Fuller	2007	3,979	14,976	—	7,951	428	—	—	19,864	$47,198
	2006	3,181	30,214	108,090	—	428	—	83,500	19,742	$245,155

(1)	Represents the cost of spousal travel to McAfee events, the cost of token gifts received at McAfee events and company-matching charitable contributions.

(2)	The tax gross-up payments disclosed in this column relate to taxes imposed on our reimbursements of living and commuting expenses (in the case of Messrs. DeWalt, Brown and Fuller) and taxes imposed on token gifts received at McAfee events and the cost of spousal travel to McAfee events.

GRANTS OF PLAN-BASED AWARDS

This table shows grants of plan-based awards made by us to our named executive officers during 2007.

				All Other
		All Other		Stock
		Stock		Awards:
		Awards:		Number of		Grant Date Fair
		Number of		Securities	Exercise or Base	Value of
		Shares of Stock		Underlying	Price of Option	Stock and Option
Name	Grant Date	or Units		Options(1)	Awards	Awards(2)

David G. DeWalt	04/30/2007	—	(3)	500,000	$32.49	$6,771,700
Mark D. Cochran	10/29/2007	—	(4)	75,000	39.90	1,387,950
Michael P. DeCesare	10/29/2007	—	(5)	100,000	39.90	1,850,600

(1)	All options in this column were granted at an exercise price per share equal to the fair market value of the common stock on the date of grant. These options vests at the rate of one-fourth (or 25%) one year from the date of grant and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change of control. Unvested options are generally cancelled upon an optionee’s termination of service.

(2)	The grant date fair value of stock and option awards column reflects the expense that we would recognize in our financial statement over the award’s vesting schedule. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.

(3)	During 2007, we agreed to grant Mr. DeWalt 125,000 restricted stock units and 125,000 performance stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units and performance stock units were granted on February 11, 2008.

(4)	During 2007, we agreed to grant Mr. Cochran 40,000 restricted stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units were granted on February 11, 2008.

(5)	During 2007, we agreed to grant Mr. DeCesare 50,000 restricted stock units and 50,000 performance stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units and performance stock units were granted on February 11, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table shows outstanding equity awards for our named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
	Number of						Number of		Market Value
	Securities Underlying			Option		Option	Shares or Units		of Shares or
	Unexercised Options(1)			Exercise		Expiration	of Stock That		Units of Stock That
Name	Exercisable		Unexercisable	Price		Date	have not Vested		have not Vested

David G. DeWalt	—		500,000	$32.49		04/30/2017	—	(6)	—
Christopher S. Bolin	5,000		—	$11.06		03/11/2009	—		—
	10,000		—	$11.06		10/01/2008	—		—
	10,000		—	$16.94		01/24/2010	—		—
	4,500		—	$24.56		05/09/2010	—		—
	20,000		—	$21.13		07/03/2010	—		—
	70,417		—	$4.19		02/26/2011	—		—
	2,083		—	$4.19	(3)	02/26/2011	—		—
	40,000		—	$25.43		04/09/2012	—		—
	35,000		—	$16.90		04/08/2013	—		—
	29,375		625	$14.96	(4)	03/15/2014	—		—
	67,188		7,812	$16.57	(5)	07/21/2014	—		—
	53,333		26,667	$21.61		04/19/2015	—		—
	—		—	—		—	16,666	(7)	$624,975
	—		—	—		—	50,000	(8)	$1,875,000
Mark D. Cochran	—		75,000	$39.90		10/29/2017	—	(9)	—
Michael P. DeCesare	—		100,000	$39.90		10/29/2017	—	(10)	—
Roger J. King	29,167		70,833	$25.79		10/10/2016	—	(11)	—
Richard J. Decker	48,333		31,667	$28.81		07/26/2015	—		—
	—		—	—		—	50,000	(8)	$1,875,000
Former Executive Officers
Eric F. Brown	218,750		81,250	$28.42		07/03/2008	—		—
	—		—	—		—	25,000	(7)	$937,500
	—		—	—		—	125,000	(8)	$4,687,500
Dale L. Fuller	16,668	(2)	—	$26.92		03/20/2008	—		—

(1)	All options in these columns (except Mr. Fuller’s outstanding options) vest at the rate of one-fourth (or 25%) one year from the date of grant and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change of control. Unvested options are generally cancelled upon an optionee’s termination of service. See footnote (2) below for the vesting schedule for Mr. Fuller’s option grant.

(2)	Reflects remaining unexercised shares from initial option grant upon joining our board of directors. Option vested in equal one-third tranches on each of the first, second and third anniversaries of the date of grant. Mr. Fuller resigned from our board of directors in July 2007.

(3)	In February 2008, we entered into an agreement with Mr. Bolin to increase the exercise price of certain of his outstanding options, such that the amended exercise price would be equal to the closing price of our stock on the appropriate accounting measurement date. Specifically, we amended the exercise price of this option grant from $4.19 to $6.03 and will pay Mr. Bolin a cash bonus equal to the increase in aggregate exercise price of $3,833 in 2009.

(4)	In February 2008, we entered into an agreement with Mr. Bolin to increase the exercise price of certain of his outstanding options, such that the amended exercise price would be equal to the closing price of our stock on the appropriate accounting measurement date. Specifically, we amended the exercise price of this option grant from $14.96 to $18.90 and will pay Mr. Bolin a cash bonus equal to the increase in aggregate exercise price of $118,200 in 2009.

(5)	In February 2008, we entered into an agreement with Mr. Bolin to increase the exercise price of certain of his outstanding options, such that the amended exercise price would be equal to the closing price of our stock on the appropriate accounting measurement date. Specifically, we amended the exercise price of this option grant from $16.57 to $16.75 and will pay Mr. Bolin a cash bonus equal to the increase in aggregate exercise price of $13,500 in 2009.

(6)	During 2007, we agreed to grant Mr. DeWalt 125,000 restricted stock units and 125,000 performance stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units and performance stock units were granted on February 11, 2008.

(7)	Vests in equal one-third tranches on each of the first, second and third anniversaries of the date of grant.

(8)	Vests in equal one-half tranches on each of the second and third anniversaries of the date of grant.

(9)	During 2007, we agreed to grant Mr. Cochran 40,000 restricted stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units were granted on February 11, 2008.

(10)	During 2007, we agreed to grant Mr. DeCesare 50,000 restricted stock units and 50,000 performance stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units and performance stock units were granted on February 11, 2008.

(11)	During 2006, we agreed to grant Mr. King 40,000 restricted stock units after our Form S-8 registration statement covering shares issuable under our stock incentive plans became effective. These restricted stock units were granted on February 11, 2008.

OPTIONS EXERCISED AND STOCK VESTED

This table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting for our named executive officers during 2007.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting

Eric F. Brown	—	$—	25,000	$717,000
Christopher S. Bolin	—	—	16,667	$579,178

Severance and Change of Control Benefits

We have entered into employment agreements providing severance and/or change of control benefits with Messrs. DeWalt, Bolin, Cochran, DeCesare and Brown. These severance and change of control benefits are intended to attract and retain qualified executives and promote stability and continuity in our senior management team.

The employment agreement we have entered into with Mr. DeWalt provides that if he is terminated other than for “cause” or resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary; (ii) a lump sum payment equal to the current year’s target bonus; (iii) accelerated vesting on the next unvested tranche of the New Hire RSUs; and (iv) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months. If such termination occurs within 12 months following a “change of control” involving McAfee, then subject to execution of a release, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary; (ii) a lump sum payment equal to the current year’s target bonus; (iii) accelerated vesting on his New Hire Options equal to the greater of (A) 12 months accelerated vesting, or (B) 50% of the then-unvested shares; and (iv) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

The employment agreement with Mr. Bolin provides that if he is terminated other than for “cause” or if he resigns for “good reason,” he will be entitled to (i) severance payments equal to six months of his base salary, (ii) one-third of his target bonus and (iii) six months of continued health and other welfare and fringe benefits. In addition, if such termination occurs within six months of a change of control involving McAfee, all of his remaining unvested stock options and shares of restricted stock (but not including restricted stock units) will become fully vested and if applicable, any repurchase rights on his shares will lapse.

Our compensation arrangement with Mr. Cochran provides that if he is terminated by us without “cause” or if he resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary and bonus; (ii) accelerated vesting of his New Hire Options that would have otherwise vested over the next 12 months; and (iii) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

Our compensation arrangement with Mr. DeCesare provides that if he is terminated by us without “cause” or if he resigns for “good reason,” then subject to execution of a release of claims, he will receive, less applicable tax withholdings: (i) a lump sum payment equal to his annual base salary and bonus; (ii) accelerated vesting of his New Hire Options that would have otherwise vested over the next 12 months; and (iii) reimbursement for continued health benefits for him and his covered dependents under our health plans for 12 months.

The employment agreement with Mr. Brown provided that if he was terminated by us other than for “cause” or resigned for “good reason,” he was entitled to (i) twelve monthly severance payments equal to his monthly base salary, and payment of all of his target bonus for twelve months or four quarters depending upon whether the bonus measurement period is annual or quarterly, (ii) twelve months of continued health and other welfare and fringe benefits, and (iii) accelerate vesting (and, if applicable, the lapsing of any repurchase right) with respect to all of his shares of restricted stock (but not including restricted stock units) and all stock options held by him. In addition, if he was terminated without cause following, or within 90 days prior to, a change of control of McAfee, all of his shares of restricted stock (but not including restricted stock units) that would have vested within one year of the triggering event, and all stock options held by him would become fully vested and if applicable, any repurchase rights on such shares will lapse. These benefits no longer apply as Mr. Brown resigned from McAfee effective April 4, 2008.

For certain of our named executive officers with employment agreements, we have also agreed to reimburse them for certain taxes that may arise pursuant to the employment agreements.

The table below reflects the amount of compensation to Messrs. DeWalt, Bolin, Cochran, DeCesare and Brown in the event of termination of such executive’s employment due to involuntary termination not for cause, resignation for good reason, death, disability and termination upon change of control. Regardless of the manner in which an executive’s employment terminates, he is entitled to receive amounts already earned during his term of employment, such as base salary earned through the date of termination and accrued vacation pay. The amounts shown assume that each termination was effective as of December 31, 2007, and thus includes amounts earned through the end of 2007. The value of stock-related compensation assumes that the value of our common stock is $37.50, which was the closing trading price on the last trading day of 2007. The value of continuing coverage under our welfare and fringe benefits plans reflects our actual cost for those benefits as of December 31, 2007. All of these amounts are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts can only be determined at the time the executives’ employment actually terminates.

					Termination
	Involuntary				Upon
	Termination not	Resignation For			Change in
	for Cause	Good Reason	Death	Disability	Control

David G. DeWalt
Base salary and cash bonus	$1,900,000	$1,900,000	$—	$—	$1,900,000
Equity	$1,562,500	$1,562,500	$—	$—	$1,252,500
Healthcare and other insurance benefits	$17,257	$17,257	$—	$—	$17,257
Tax gross ups	$—	$—	$—	$—	$—
Christopher S. Bolin
Base salary and cash bonus	$315,000	$315,000	$315,000	$315,000	$315,000
Equity	$—	$—	$—	$—	$1,222,271
Healthcare and other insurance benefits	$6,540	$6,540	$6,540	$6,540	$6,540
Tax gross ups	$—	$—	$—	$—	$—
Mark D. Cochran
Base salary and cash bonus	$600,000	$600,000	$—	$—	$600,000
Equity	$—	$—	$—	$—	$—
Healthcare and other insurance benefits	$12,824	$12,824	$—	$—	$12,824
Tax gross ups	$—	$—	$—	$—	$—
Michael P. DeCesare
Base salary and cash bonus	$1,200,000	$1,200,000	$—	$—	$1,200,000
Equity	$—	$—	$—	$—	$—
Healthcare and other insurance benefits	$17,257	$17,257	$—	$—	$17,257
Tax gross ups	$—	$—	$—	$—	$—
Eric F. Brown
Base salary and cash bonus	$1,149,500	$1,149,500	$1,149,500	$1,495,000	$1,495,000
Equity	$1,675,000	$1,675,000	$1,675,000	$1,675,000	$1,675,000
Healthcare and other insurance benefits	$13,393	$13,393	$13,393	$13,393	$13,393
Tax gross ups	$—	$—	$—	$—	$—

DIRECTOR COMPENSATION

Directors fees, paid only to directors who are not employees, are as follows:

•	$40,000 annual retainer for each board member, payable in quarterly installments;

•	an additional $10,000 annual retainer, payable in quarterly installments, to our lead independent director and each chairman of a board committee;

•	an additional $100,000, payable in quarterly installments, to the chairman of the board;

•	$1,500 for each board or board committee meeting attended in person;

•	$1,000 for each board or board committee meeting attended by telephone;

•	reimbursement of expenses of attending board and committee meetings; and

•	medical insurance benefits for directors and their families.

On January 30, 2007, our board of directors approved an increase in the annual cash compensation for Mr. Robel, serving in his capacity as our non-executive chairman of the board of directors, to a total of $200,000 per year, in addition to the other cash compensation received in connection with his other board service and committee memberships. This increase was in recognition of the additional responsibilities Mr. Robel assumed in connection with our internal investigation of stock option practices and our related restatement of financial results. Mr. Robel’s annual cash compensation for services as our non-executive chairman of the board of directors was reduced to $100,000 effective January 1, 2008.

Under our 1993 Stock Option Plan for Outside Directors, each non-employee director is automatically granted an option to purchase 30,000 shares of our common stock when he or she first become a director. Each year after the initial grant each director is entitled to receive an additional option grant to purchase up to 15,000 shares of our common stock. (These grant sizes were reduced from 40,000 shares and 20,000 shares, respectively, in October 2007.) All options under this plan are granted with an exercise price equal to the closing price of our common stock on the date of grant. Each initial grant vests one-third on each of the first, second and third anniversaries of the date of grant. Each subsequent grant vests in full on the first anniversary of the date of grant. All options granted under this plan become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock.

Our employee directors are eligible to receive options and be issued shares of common stock directly under the 1997 Stock Incentive Plan and are eligible to participate in our 2002 Employee Stock Purchase Plan and, if an executive officer, to participate in the Executive Bonus Plan.

The following table shows the compensation paid or accrued during 2007 to the non-employee individuals serving on our board of directors in 2007.

		Stock	Option	All Other
Name	Fees Earned	Awards	Awards(1)	Compensation	Total

Robert B. Bucknam	$99,500	$—	$264,897	$—	$364,397
Leslie G. Denend	$75,000	—	$265,756	—	$340,756
Robert M. Dutkowsky(2)	$5,833	—	—	—	$5,833
Dale L. Fuller(3)	$17,239	—	$10,539	—	$27,778
Denis J. O’Leary	$79,500	—	$263,503	—	$343,003
Robert W. Pangia	$83,500	—	$240,985	—	$324,485
Charles J. Robel	$308,500	—	$197,013	—	$505,513
Liane Wilson	$75,000	—	$242,231	—	$317,231

(1)	The compensation amounts reported in the “Option Awards” column reflect the expense that we reported in our consolidated 2007 financial statements under SFAS 123(R), except that the amounts of expense reported in our financial statements are net of estimated forfeitures, while the amounts shown in the table are gross of estimated forfeitures. These amounts consist of the fair value expense for all existing share-based awards during 2007. For this purpose, the fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.

(2)	Mr. Dutkowsky resigned as a member of our board of directors in January 2007.

(3)	Mr. Fuller resigned as a member of our board of directors in July 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows as of March 21, 2008, the number of shares of our common stock owned by (i) our chief executive officer, (ii) each of our other named executive officers during 2007, (iii) each of our current directors, and (iv) each stockholder known by us as of that date to be the beneficial owner of more than 5% of our outstanding common stock.

	Number of			Percent of
	Shares		Right to	Outstanding
Name and Address of Beneficial Owners	Owned(1)		Acquire(2)	Shares(3)

David G. DeWalt	64,272	(4)	125,000	*
Carl Bass	—		—	*
Robert B. Bucknam	—		95,000	*
Thomas E. Darcy	—		—	*
Leslie G. Denend	6,297		80,000	*
Denis J. O’Leary	—		70,000	*
Robert W. Pangia	—		127,500	*
Charles J. Robel	—		13,334	*
Liane Wilson	—		115,000	*
Christopher S. Bolin	30,304		11,354	*
Mark D. Cochran	—		—	*
Michael P. DeCesare	—		—	*
Richard J. Decker	—		55,000	*
Roger J. King	—		39,583	*
Eric F. Brown	94,278		250,000	*
Dale L. Fuller	—		—	*
J&W Seligman & Co. LLC(5)	9,837,842		—	6.1%
100 Park Avenue, New York City, New York 10017
Lord, Abbett & Co. LLC(6)	10,155,998		—	6.3%
90 Hudson Street, Jersey City, NJ 07302
Wellington Management Company, LLP(7)	20,013,131		—	12.5%
75 State Street, Boston, MA 02109
All executive officers and directors as a group (16 persons)	195,151		981,771	*

*	Less than 1%.

(1)	Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. The SEC rules for determining beneficial ownership are very complex. Generally, however, shares owned directly by a stockholder, plus those controlled by the stockholder (e.g., owned by members of the stockholder’s immediate families), are considered beneficially owned. Ownership excludes shares that may be acquired through stock option exercises. Unless otherwise indicated, the address of each beneficial owner is c/o. McAfee, Inc., 3965 Freedom Circle, Santa Clara, CA 95054. To our knowledge, each person has sole voting and investment power over the shares owned unless otherwise noted.

(2)	Consists of options that are currently exercisable or will become exercisable within 60 days of March 21, 2008.

(3)	Based upon 160,620,018 shares outstanding as of March 21, 2008.

(4)	Includes 41,667 restricted stock units granted to Mr. DeWalt that will vest in April 2008.

(5)	According to the amended Schedule 13G filed on January 28, 2008 by J&W Seligman & Co. LLC (“J&W Seligman”). J&W Seligman is the beneficial holder of 9,837,842 shares of our common stock and it does not have sole dispositive power or sole voting power over any shares.

(6)	According to the amended Schedule 13G filed on February 14, 2008 by Lord, Abbett & Co. LLC (“Lord Abbett”). Lord Abbett is the beneficial holder of 10,155,998 shares of our common stock and it has sole dispositive power over 10,155,998 shares and has sole voting power with respect to 9,801,298 shares.

(7)	According to the amended Schedule 13G filed on February 14, 2008 by Wellington Management Company, LLP (“Wellington Management”). Wellington Management is the beneficial holder of 20,013,131 shares of our common stock and it does not have sole dispositive power or sole voting power over any shares.

Equity Compensation Plans

The number of options, the weighted average per share exercise price of such options and the number of shares remaining available for issuance under all of our equity compensation plans as of December 31, 2007 are reflected in the following table.

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities Reflected
Plan Category	Outstanding options	Outstanding Options	in First Column)

Plans approved by stockholders(1)	12,378,129	$24.69	5,319,531
Plans not approved by stockholders	1,789,411	$17.81	394,848

(1)	All option grants pursuant to the 1993 Stock Option Plan for Outside Directors (the “Directors Plan”), have ten year terms and are required to be granted at 100% of fair market value on the date of grant. Our other option plans do not have this restriction. As of December 31, 2007, 736,668 shares were outstanding under the Directors Plan at a weighted average exercise price of $19.90, and 827,392 shares remained available for future issuance.

The following describes our equity compensation plans that have not been approved by stockholders.

2000 Nonstatutory Stock Option Plan

In January 2000, the board of directors approved the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). There are 11,500,000 shares of common stock reserved under the 2000 Plan for issuance on exercise of outstanding options. No shares remained available for future grants under the 2000 Plan. The 2000 Plan provided for the grant of nonqualified stock options to employees, consultants and in certain cases, officers and directors. The plan administrator determined the exercise price of options granted under the 2000 Plan and when such options could be exercised. The 2000 Plan provides that vested options may be exercised for three months after termination of employment other than due to death or disability and for one year after termination of employment as a result of death or disability. The 2000 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made for options to be assumed or substituted for by the successor corporation.

1999 Nonstatutory Stock Plan

In May 1999, the board of directors approved the 1999 Nonstatutory Stock Plan (the “1999 Plan”). There are 1,000,000 shares of common stock reserved under the 1999 Plan for issuance on exercise of outstanding options. There are no shares available for future grants under the 1999 Plan. The 1999 Plan provided for the grant of nonqualified stock options to employees, officers, directors and consultants. The plan administrator determined the exercise price of options granted under the 1999 Plan and when such options could be exercised. The 1999 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1999 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made for options to be assumed or substituted for by the successor corporation.

1997 Non-Officer Stock Plan

In January 1997, the board of directors approved the 1997 Non-Officer Stock Plan (the “1997 Non-Officer Plan”). There are 3,000,000 shares of common stock reserved under the 1997 Non-Officer Plan for issuance on exercise of outstanding options. There are no shares available for future grants under this plan. The 1997 Non-Officer Plan provided for the grant of nonqualified nonstatutory stock options to employees and consultants who are not officers of the company at exercise prices determined by the committee administering the plan, but in no event less than 85% of the fair market value of the common stock on the date of the grants. Each stock option agreement entered into under the 1997 Non-Officer Plan specified the exercise price, the date on which all or any installment of the option was to become exercisable and the term of the option. The 1997 Non-Officer Plan permits options to be exercised with cash or cash equivalents, certain other shares of common stock, promissory notes (provided, however, that the par value of the shares being purchased shall be paid in cash) and waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1997 Non-Officer Plan provides that the committee administering the plan may determine, at the time of granting an option or thereafter, that all or part of such option shall fully vest and become exercisable.

Foundstone, Inc. 2000 Stock Plan

On October 1, 2004, we completed the acquisition of Foundstone, Inc. In connection with the acquisition, we assumed the Foundstone, Inc. 2000 Stock Plan (the “Foundstone Plan”). The Foundstone Plan provides for the grant of incentive stock options, nonqualified nonstatutory stock options and stock purchase rights to employees, directors and consultants at exercise prices determined by the committee administering the plan, but in no event less than 85% of the fair market value of the common stock on the date of the grant. However, due to restrictions imposed by the Internal Revenue Service we will only grant nonqualified nonstatutory stock options under the Foundstone Plan in the future and due to restrictions imposed by the New York Stock Exchange following the acquisition of Foundstone, we may not grant awards under the Foundstone Plan to individuals who were employed by McAfee, Inc. or its subsidiaries, immediately prior to the acquisition of Foundstone. Each stock option agreement entered into under the Foundstone Plan shall specify the exercise price, the date on which all or any installment of the option is to become exercisable and the term of the option. The Foundstone Plan permits options to be exercised with cash or cash equivalents, certain other shares of common stock, promissory notes or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the Foundstone Plan provides that the successor corporation (or a parent or subsidiary) may assume outstanding options and awards under the Plan or substitute a substantially similar option or award. If the successor corporation does not assume or substitute the outstanding options and awards, they will fully vest and become exercisable and all forfeiture restrictions will lapse. There are 747,144 shares of common stock reserved under the Foundstone Plan, of which 379,699 are available for issuance as of December 31, 2007.

SafeBoot Option Plan 2006

On November 19, 2007, we completed the acquisition of SafeBoot Holding B.V., a Netherlands-based data and device encryption company. In connection with the acquisition, we assumed the SafeBoot Option Plan 2006 (the “SafeBoot Plan”). Stichting Administratiekantoor SafeBoot, a Netherlands foundation (the “Stichting”), performs certain plan administrator functions. The SafeBoot Plan provides for the grant of nonqualified stock options to employees. However, due to restrictions imposed by the New York Stock Exchange following the acquisition of SafeBoot Holding B.V., we may not grant stock options under the SafeBoot Plan to individuals who were employed by McAfee, Inc. or its subsidiaries, immediately prior to the acquisition of SafeBoot. In the event that we merge with or into another corporation, or sell substantially all of our assets, the Stichting may elect to fully accelerate the vesting of each outstanding option, or negotiate the assumption or substitution of the options by the successor corporation. There are 500,000 shares of common stock reserved under the SafeBoot Plan, of which 14,979 are available for issuance as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On October 2, 2006, Robert M. Dutkowsky, then a member of our board of directors, was appointed chief executive officer and a director of Tech Data Corporation, one of our customers. Mr. Dutkowsky resigned from our board of directors on January 30, 2007 and Tech Data Corporation ceased to be a related party. We recognized revenue from sales to Tech Data Corporation of $6.9 million during January 2007 and $37.1 during the fourth quarter of 2006. Our outstanding accounts receivable balance related to Tech Data Corporation was $14.9 million and our deferred revenue balance related to Tech Data Corporation was $76.6 million at January 31, 2007.

We have entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent with us, and otherwise to the fullest extent permitted under Delaware law and our bylaws. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our review of our historic stock option granting practices and the related restatement, governmental inquiries, and stockholder derivative litigation described in Item 3 of our Form 10-K for the year ended December 31, 2007. The maximum amount of potential future indemnification is unknown; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

The board of directors has determined that each of its members, other than Mr. DeWalt, is “independent” as defined under the New York Stock Exchange corporate governance standards, and has no material relationship with us. Mr. Robel serves as chairman of the board of directors and has been designated as our “lead” independent director for presiding over executive sessions of the board of directors without management. Mr. Robel served as the audit committee “financial expert” (as defined under the SEC rules implementing Section 404 of The Sarbanes-Oxley Act) during 2007, and Mr. Darcy has served as an additional audit committee “financial expert” since February 2008.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP (“Deloitte”) served as our principal independent accountant for the years ended December 31, 2007 and 2006. Audit fees billed to us by Deloitte related to 2007 and 2006 for the audit of our consolidated financial statements included in our annual report on Form 10-K, the audit of management’s assessment of our internal control over financial reporting and Deloitte’s own audit of our internal control over financial reporting, review of the quarterly reports on Form 10-Q, statutory audits for foreign entities and securities filings totaled $5,505,000 and $9,397,000, respectively.

Audit-Related Fees

Audit-related fees billed to us by Deloitte related to 2007 and 2006 for assurance services and services related to our audits and reviews of our consolidated financial statements that are not considered audit fees totaled $4,000 in each year. These fees included amounts paid for consulting on accounting matters.

Tax Fees

Fees billed to us by Deloitte related to 2007 and 2006 for tax related services, including compliance, planning and tax advice, totaled $24,000 and $505,000, respectively.

All Other Fees

Fees billed to us by Deloitte related to 2007 and 2006 for online accounting research tool subscriptions totaled $3,000 and $2,000, respectively. No other fees were billed to us by Deloitte during 2007 or 2006.

Our audit committee charter includes a requirement that the audit committee of the board of directors pre-approve the services provided by our independent public accountants, including both audit and non-audit services. The pre-approval of non-audit services performed by our independent public accountants includes making a determination that the provision of the services is compatible with maintaining the independence of our independent accountants. All of the services performed by Deloitte described above under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2):  No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MCAFEE, INC.

By:	/s/ David G. DeWalt
David G. DeWalt
Chief Executive Officer and President

Date: April 29, 2008

By:	/s/ Keith S. Krzeminski
Keith S. Krzeminski
Chief Accounting Officer and Senior Vice
President, Finance

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002