Form 10-Q
period 2008-03-31
McAfee, Inc.
filed 2008-05-12
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(408) 988-3832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, 160,997,535 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q

March 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$454,312	$394,158
Short-term marketable securities	349,942	338,770
Accounts receivable, net of allowance for doubtful accounts of $5,905 and $4,076, respectively	195,113	232,056
Prepaid expenses and prepaid taxes	196,551	162,574
Deferred income taxes	249,701	256,188
Other current assets	25,909	24,000

Total current assets	1,471,528	1,407,746
Long-term marketable securities	488,830	585,874
Property and equipment, net	93,826	94,670
Deferred income taxes	299,690	321,342
Intangible assets, net	227,275	220,126
Goodwill	804,384	750,089
Other assets	49,651	34,256

Total assets	$3,435,184	$3,414,103

LIABILITIES
Current liabilities:
Accounts payable	$40,876	$45,858
Accrued income taxes	72,806	79,553
Accrued compensation	70,899	99,652
Other accrued liabilities	166,824	150,961
Deferred revenue	837,635	801,577

Total current liabilities	1,189,040	1,177,601
Deferred revenue, less current portion	243,109	242,936
Accrued taxes and other long-term liabilities	88,273	88,241

Total liabilities	1,520,422	1,508,778

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2008 and 2007	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 177,169,508 shares at March 31, 2008 and 173,148,853 shares at December 31, 2007
Outstanding: 160,760,450 shares at March 31, 2008 and 160,545,422 shares at December 31, 2007	1,772	1,732
Treasury stock, at cost: 16,409,058 shares at March 31, 2008 and 12,603,431 shares at December 31, 2007	(430,445)	(303,270)
Additional paid-in capital	1,899,095	1,810,290
Accumulated other comprehensive income	50,096	32,498
Retained earnings	394,244	364,075

Total stockholders’ equity	1,914,762	1,905,325

Total liabilities and stockholders’ equity	$3,435,184	$3,414,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
	share data)
	(Unaudited)

Net revenue:
Service and support	$188,218	$167,605
Subscription	160,974	128,368
Product	20,449	18,905

Total net revenue	369,641	314,878
Cost of net revenue:
Service and support	14,844	12,393
Subscription	46,590	37,386
Product	14,942	11,905
Amortization of purchased technology and patents	13,560	8,369

Total cost of net revenue	89,936	70,053
Operating costs:
Research and development	58,625	54,613
Marketing and sales	118,357	93,081
General and administrative	42,689	44,851
SEC and compliance costs	1,376	5,052
Amortization of intangibles	5,340	2,682
Restructuring charges	71	3,126

Total operating costs	226,458	203,405

Income from operations	53,247	41,420
Interest and other income, net	13,035	14,315
Gain on sale of investments, net	2,462	109

Income before provision for income taxes	68,744	55,844
Provision for income taxes	38,575	12,494

Net income	$30,169	$43,350

Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$(937)	$469
Foreign currency translation gain	18,535	436

Comprehensive income	$47,767	$44,255

Net income per share — Basic	$0.19	$0.27

Net income per share — Diluted	$0.18	$0.27

Shares used in per share calculation — Basic	160,992	159,799

Shares used in per share calculation — Diluted	164,867	163,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$30,169	$43,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,489	20,278
Provision for (recovery of) doubtful accounts, net	302	(284)
Non-cash restructuring (benefit) charge	(281)	1,365
Discount amortization on marketable securities	(1,090)	(1,431)
Loss on sale of assets and technology	3	4
Gain on sale of investments	(2,462)	(109)
Deferred income taxes	34,587	6,668
Decrease in fair value of options accounted for as liabilities	(5,483)	—
Non-cash stock-based compensation expense	11,657	20,707
Excess tax benefits from stock-based compensation	(9,520)	(12)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	45,321	24,882
Prepaid expenses, prepaid taxes and other assets	(10,823)	(3,223)
Accounts payable	(7,741)	1,102
Accrued taxes and other liabilities	(32,860)	(6,268)
Deferred revenue	(8,894)	(5,248)

Net cash provided by operating activities	71,374	101,781

Cash flows from investing activities:
Purchase of marketable securities	(178,052)	(167,646)
Proceeds from sales of marketable securities	176,400	95,227
Proceeds from maturities of marketable securities	89,515	59,835
Acquisitions, net of cash acquired	(55,041)	—
(Increase) decrease in restricted cash	(12)	352
Purchase of property, equipment and leasehold improvements	(10,493)	(10,150)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	22,317	(18,277)

Cash flows from financing activities:
Proceeds from issuance of common stock from option plans	53,677	—
Excess tax benefits from stock-based compensation	9,520	12
Repurchase of common stock	(127,175)	(196)

Net cash used in financing activities	(63,978)	(184)

Effect of exchange rate fluctuations on cash	30,441	3,932

Net increase in cash and cash equivalents	60,154	87,252
Cash and cash equivalents at beginning of period	394,158	389,627

Cash and cash equivalents at end of period	$454,312	$476,879

Non-cash investing and financing activities:
Unrealized (loss) gain on marketable securities, net	$(937)	$469

Accrual for purchase of property, equipment and leasehold improvements	$1,382	$3,928

Accrual for intangibles	$—	$9,300

Fair value of assets acquired in business combination, excluding cash acquired	$64,274	$—

Liabilities assumed in business combination	$13,973	$—

Accrued purchase price	$1,268	$—

Modification of stock options — reclassification from equity to liability	$—	$4,326

Exercise of stock options — reclassification from liability to equity awards	$16,994	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,155	$10,688

Cash received from income tax refunds	$1,905	$1,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and March 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Inventory

Inventory, which consists primarily of finished goods held at fulfillment partner locations and inventory sold into our channel that has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets and were $3.8 million as of March 31, 2008 and $3.0 million as of December 31, 2007.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and royalty arrangements, are included in prepaid expenses and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At March 31, 2008, our deferred costs were $99.2 million compared to $79.0 million at December 31, 2007.

SEC and Compliance Costs

SEC and compliance costs in 2008 include ongoing legal expenses arising as a result of our historical investigation into our stock option granting practices and in 2007 include various expenses related to our historical investigation into our stock option granting practices.

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available for sale securities and foreign currency contracts, subject to valuation under SFAS 157. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		Using Identical	Observable Inputs	Unobservable
Description	March 31, 2008	Assets (Level 1)(1)	(Level 2)(2)	Inputs (Level 3)(3)

Available-for-sale securities:
The United States (“U.S.”) Government notes and bonds(4)	$398,873	$302,108	$96,765	$—
Corporate notes and bonds(4)	250,232	—	250,232	—
Asset-backed securities(4)	156,077	—	156,077	—
Mortgage-backed securities(4)	33,590	—	33,590	—
Cash and cash equivalents(5)	15,157	—	15,157	—

Total available-for-sale securities	853,929	302,108	551,821	—
Foreign exchange derivatives(6)	13,064	13,064	—	—

Total	$866,993	$315,172	$551,821	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term marketable securities on our condensed consolidated balance sheets.

(5)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in accounts receivable and other accrued liabilities on our condensed consolidated balance sheets.

In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. FSP 157-2 is effective for us beginning January 1, 2009. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.

Fair Value Option

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 1” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. We did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to expand disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope of accounting. SFAS 161 is effective for us beginning January 1, 2009.

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

Business Combinations

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) is effective for us beginning January 1, 2009. We will assess how the adoption of SFAS 141(R) will impact our consolidated financial position, results of operations and cash flows if we complete an acquisition after the date of adoption. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS 141(R) becomes effective. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase accounting.

3.	Employee Stock Benefit Plans

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), restricted stock units with performance-based vesting (“PSUs”) and our Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2008	2007

Amortization of fair value of options	$5,577	$5,058
Extension of post-termination exercise period	—	10,738
(Benefit) expense related to cash settlement of options	(382)	231
Restricted stock awards and units	5,825	4,911
Restricted stock units with performance-based vesting	255	—
Tender offer	601	—

Total stock-based compensation expense	$11,876	$20,938

Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS No. 123(R), “ Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option granting practices investigation, through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we imposed restrictions on our ability to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by 640 former employees and outside directors that would expire during the blackout period. As a result of this modification, we recognized $10.7 million of stock-based compensation expense in the three months ended March 31, 2007, based on the fair value of the modified options. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by 690 former employees and outside directors whose service to us terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of (i) the ninetieth (90th) calendar day after December 21, 2007, the date we became current in our reporting obligations under the Securities Exchange Act of 1934, as amended, (ii) the expiration of the contractual terms of the options, or (iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19. As a result, in November 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

As of March 31, 2008, the January 2007 and November 2007 modified options had been exercised or had expired. The fair values of the options that had been exercised during the three months ended March 31, 2008 were remeasured on the respective date of exercise and recorded as an increase to additional paid-in capital. The options that expired were remeasured to have no fair value. We recognized a total benefit of $5.5 million related to the change in fair value of these options in the three months ended March 31, 2008. We did not recognize any expense related to the change in fair value of these options in the three months ended March 31, 2007 as our stock price did not change significantly from the January 2007 modification through March 31, 2007. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three months ended March 31, 2007, we recorded a liability of approximately $0.2 million, based on the intrinsic value of options held by current employees that expired during the blackout period. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using our December 31, 2007 closing stock price. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We recognized a benefit for the difference between the December 31, 2007 liability and the amount paid in the three months ended March 31, 2008.

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of RSAs and RSUs. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs. The fair value of these awards is recognized to expense over the requisite service period of the awards.

Restricted stock units with performance-based vesting.  We recognize stock-based compensation for the fair value of PSUs. These awards vest as follows: 50% vest only if performance criteria are met (“performance component”) and 50% cliff vest four years from the date of grant, with accelerated vesting if performance criteria are met (“service component”). Certain executive grants have only the performance component. The performance component will vest one-third each year from the date of grant, provided that the performance criteria are met for each respective year. If the performance criteria is not met in any one year, then the options that would have vested in that year are forfeited. The performance component is being recognized as expense one-third each year provided we determine it is probable that the performance criteria will be met. For certain of the PSUs, we have not communicated the performance criteria to the employees. For these awards, the accounting grant date will not occur until it is known whether the performance criteria are met, and such achievement or non-achievement is communicated to the employees. These awards will be marked-to-market at the end of each reporting period through the accounting grant date, and recognized over the expected vesting period. For the awards for which the performance criteria have been communicated, stock-based compensation expense has been measured on the grant date, and is being recognized over the expected vesting period.

The service component will cliff vest four years from the grant date, with an acceleration provision based on the same performance criteria as the performance component. If the performance criteria are met for each respective year, the awards will vest one-third each year from the grant date. The accounting grant date is deemed to have occurred and stock-based compensation has been measured on the grant date, and will be recognized over the expected vesting period.

Tender offer.  In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by us to holders of certain outstanding stock options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. As part of this tender offer, we will pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in the three months ended March 31, 2008, and $1.3 million will be paid to U.S. employees in 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded during the three months ended March 31, 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million.

The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Cost of net revenue — service and support	$202	$599
Cost of net revenue — subscription	98	358
Cost of net revenue — product	144	258

Stock-based compensation expense included in cost of net revenue	444	1,215
Research and development	3,621	4,972
Marketing and sales	3,748	8,513
General and administrative	4,063	6,238

Stock-based compensation expense included in operating costs	11,432	19,723

Total stock-based compensation expense	11,876	20,938
Deferred tax benefit	(3,207)	(6,785)

Total stock-based compensation expense, net of tax	$8,669	$14,153

We had no stock — based compensation costs capitalized as part of the cost of an asset.

At March 31, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs and RSAs that have not yet been recognized as compensation expense was $113.2 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.8 million PSUs for which the performance criteria has not been set.

Under SFAS 123(R), we used the Black-Scholes model to estimate the fair value of our option awards. The key assumptions used in the model during the three months ended March 31, 2008 and 2007, respectively, are provided below:

	Three Months Ended March 31,
	2008	2007

Stock option grants:
Risk free interest rate	2.9%	4.8%
Weighted average expected lives (years)	5.9	5.9
Volatility	39.0%	27.0%
Dividend yield	—	—

During the three months ended March 31, 2008 and 2007, we did not have any ESPP grants.

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

Internal Revenue Code Section 409A

Adverse tax consequences resulted from our revision of accounting measurement dates during our restatement due to our investigation into our stock option granting practices for stock options that vested subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences included a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that were incurred by the holders of such options.

Section 16(a) Officers and Directors

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers at the time they received 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options are not subject to taxation under IRC Section 409A. Under Internal Revenue Service (“IRS”) regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the 409A affected options. There were no costs associated with this action, as the modifications increased the exercise price, which resulted in no incremental expense.

In the three months ended March 31, 2008, for one executive officer, we amended the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. We will pay this executive officer a cash bonus of $0.1 million in 2009 as reimbursement for the increase in the exercise price of his options resulting from the amendment.

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under IRS Announcement 2007-18 and a similar state of California Announcement, whereby we paid additional 409A taxes on behalf of certain former U.S. employees who had already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors were specifically excluded from the program. Through March 31, 2007, we recorded $1.3 million of expense associated with this program for Section 409A affected options exercised during this period. We had no expense associated with this program in the three months ended March 31, 2008.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 or that may exercise 409A affected options in the future.

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

In the three months ended March 31, 2008, we recorded no costs associated with former employees’ exercises of certain Section 409A affected options. The following table summarizes for the three months ended March 31, 2007 costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Three Months Ended
March 31, 2007

Cost of net revenue	$—
Research and development	789
Marketing and sales	321
General and administrative	194

Costs associated with IRC Section 409A	$1,304

4.	Business Combinations

ScanAlert

In January 2008, we acquired 100% of the outstanding shares of ScanAlert, Inc. (“ScanAlert”), a provider of a vulnerability assessment and certification services for e-commerce sites, for $54.9 million. The purchase price consisted of the following (in thousands):

Cash paid to shareholders	$42,098
Escrow deposit	6,382
Payment to third party for use of patent	4,500
Hold-back recorded as a liability	1,268
Direct acquisition costs	660

Total purchase price	$54,908

In the fourth quarter of 2007, we paid $4.5 million to a third party to settle prior alleged patent infringement claims against ScanAlert and for a fully paid future license for the use of the patent until its expiration. We have accounted for this entire amount as part of the ScanAlert purchase price as the arrangement with the third party was entered into as a result of the pending ScanAlert acquisition. Of the total $4.5 million payment, $0.9 million was allocated to the assumption of the patent infringement liability and $3.6 million was allocated to prepaid license fees to be amortized over five years. We have recorded a $1.3 million long-term liability on our consolidated balance sheet as of March 31, 2008 for a portion of the purchase price held-back for future indemnification claims. The amount will be paid out, net of any claims, in July 2009. Excluding these two items from the total purchase price, cash paid for the acquisition in the first quarter of 2008 was $49.1 million.

The purchase agreement provides for two earn-out payments totaling $29.5 million contingent upon the achievement of ScanAlert net bookings targets during the three-year period subsequent to the close of the acquisition. The first earn-out payment is $12.5 million and the second earn-out payment is $17.0 million. We have not accrued any portion of the earn-out payments as purchase price as achievement of the earn-out targets is not determinable beyond a reasonable doubt. Approximately $1.3 million and $1.8 million of the first and second earn-out payments, respectively, are subject to certain employees providing future service. Therefore, the $1.3 million and $1.8 million portion of the first and second earn-outs, respectively, will be accounted for as post-acquisition compensation expense to the extent the earn-out targets are probable of being met. We have assessed the first earn-out target as being probable and the second earn-out target as not being probable. We are recognizing the $1.3 million compensatory portion of the first earn-out as compensation expense from the close of the acquisition through the end of 2009, resulting in $0.2 million of compensation expense being recognized in the quarter ended March 31, 2008.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $42.7 million of goodwill, which is deductible for tax purposes due to a Section 338(h)(10) election under the IRC. Goodwill resulted primarily from our expectation that we will be able to provide ScanAlert’s service offerings to our customers and enhance our existing products with those of ScanAlert. We plan to incorporate ScanAlert’s technology into our existing SiteAdvisor web rating system. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which covers two employees and provides for payment of up to $1.5 million through January 2011, was established at the close of the acquisition. At March 31, 2008, $0.1 million had been expensed and no amounts had been paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert as based on our preliminary allocation (in thousands). This purchase price allocation is preliminary and subject to adjustment:

Technology	$4,759
Other intangibles	14,505
Goodwill	42,655
Deferred tax assets	1,970
Cash	107
Prepaid license fees	3,627
Other assets	1,258

Total assets acquired	68,881
Accrued liabilities	8,894
Deferred revenue	5,079

Total liabilities assumed	13,973

Net assets acquired	$54,908

The results of operations for ScanAlert have been included in our results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our results of operations.

SafeBoot

In November 2007, we acquired 100% of the outstanding shares of SafeBoot Holding B.V. (“SafeBoot”) an enterprise security software vendor for data protection via encryption and access control, for $348.3 million. The purchase price consisted of the following (in thousands):

Cash paid as of December 31, 2007	$294,887
Escrow deposit	43,750
Direct acquisition and other costs paid in the three months ended March 31, 2008	6,007
Fair value of options assumed	3,611

Total purchase price before imputed interest	348,255
Imputed interest	(1,002)

Total purchase price	$347,253

For convenience, we designated October 31, 2007 as the effective date for this acquisition, which resulted in $1.0 million of imputed interest being charged to results of operations.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $215.8 million of goodwill, which is deductible for tax purposes. Goodwill resulted primarily from our expectation that we will now be able to provide our customers with comprehensive data protection, including endpoint, network, web, email and data security, as well as risk and compliance solutions. We have integrated SafeBoot technology into our centralized management console for enterprise customers. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 8.0 years or a weighted-average period of 4.5 years. As part of the acquisition, we assumed approximately 0.5 million outstanding stock options.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of SafeBoot as adjusted for purchase price adjustments (in thousands):

Technology	$102,340
Other intangibles	41,800
Goodwill	216,588
Cash	9,760
Other assets	23,865

Total assets acquired	394,353

Accrued liabilities	25,904
Deferred revenue	9,394
Deferred tax liabilities	11,802

Total liabilities assumed	47,100

Net assets acquired	$347,253

A performance and retention plan, which provides for payment of up to $0.3 million through 2008, was established at the closing of the acquisition. At March 31, 2008, $0.2 million had been expensed and no amounts had been paid related to this performance plan.

The following unaudited pro forma financial information presents our combined results with SafeBoot as if the acquisition had occurred at the beginning of 2007 (in thousands, except per share data):

Three Months Ended
March 31, 2007

Pro forma net revenue	$325,073

Pro forma net income	$34,458

Pro forma basic net income per share	$0.22

Pro forma diluted net income per share	$0.21

Shares used in per share calculation — basic	159,799

Shares used in per share calculation — diluted	163,174

5.	Goodwill and Other Intangible Assets

We perform our annual impairment review as of October 1 of each year or earlier if indicators of impairment exist. In 2007, this analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency
	2007	Acquired	Adjustments	Exchange	March 31, 2008

North America	$511,491	$41,459	$356	$(241)	$553,065
EMEA	162,174	1,196	321	10,516	174,207
Japan	25,787	—	82	—	25,869
Asia-Pacific (excluding Japan)	34,217	—	26	—	34,243
Latin America	16,420	—	16	564	17,000

Total	$750,089	$42,655	$801	$10,839	$804,384

The goodwill acquired during the three months ended March 31, 2008 is due to the acquisition of ScanAlert. The adjustments to goodwill are a result of purchase accounting adjustments for the SafeBoot acquisition.

The components of intangible assets are as follows (in thousands):

	March 31, 2008				December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.3 years	$289,579	$(141,225)	$148,354	$282,293	$(129,082)	$153,211
Trademarks and patents	5.0 years	43,392	(34,779)	8,613	42,922	(33,956)	8,966
Customer base and other intangibles	5.7 years	135,292	(64,984)	70,308	117,731	(59,782)	57,949

		$468,263	$(240,988)	$227,275	$442,946	$(222,820)	$220,126

The aggregate amortization expenses for the intangible assets listed above totaled $18.9 million and $11.1 million in the three months ended March 31, 2008 and 2007, respectively.

Expected future intangible asset amortization expense as of March 31, 2008 is as follows (in thousands):

Fiscal years:
Remainder of 2008	$55,962
2009	62,843
2010	53,695
2011	35,373
2012	12,040
Thereafter	7,362

$227,275

6.	Restructuring Charges

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2008 (the “2008 Restructuring”), we took the following measures:

•	eliminated redundant positions related to the SafeBoot acquisition; and

•	realigned sales force.

During 2006 (the “2006 Restructuring”), we took the following measures:

•	reduced our workforce; and

•	continued our efforts to consolidate and dispose of excess facilities.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures:

•	reduced our workforce;

•	continued our efforts to consolidate and dispose of excess facilities;

•	moved our European headquarters to Ireland and substantially vacated a leased facility in Amsterdam;

•	consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas;

•	relocated employees from Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities; and

•	sold our Sniffer and Magic product lines in 2004.

Restructuring charges in the three months ended March 31, 2008 totaled $0.1 million, consisting of $2.5 million related to 2008 restructuring charges partially offset by a $2.4 million revision related primarily to previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003, net of accretion.

2008 Restructuring

Activity and liability balances related to our 2008 restructuring are as follows (in thousands):

Severance

Balance, January 1, 2008	$—
Restructuring accrual	2,477
Cash payments	(283)

Balance, March 31, 2008	$2,194

In the three months ended March 31, 2008, we recorded a restructuring charge of $0.7 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee. This charge was recorded in our EMEA operating segment. We also recorded a $1.8 million restructuring charge related to the realignment of our sales force, of which $0.5 million and $1.3 million were recorded in our North America and EMEA operating segments, respectively.

2006 Restructuring

Activity and liability balances related to our 2006 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other benefits	Total

Balance, January 1, 2007	$—	$2,390	$2,390
Restructuring accrual	330	2,634	2,964
Adjustment to liability	(24)	(196)	(220)
Cash payments	(233)	(4,542)	(4,775)
Effects of foreign currency exchange	4	7	11

Balance, December 31, 2007	77	293	370
Cash payments	(8)	—	(8)

Balance, March 31, 2008	$69	$293	$362

During 2007, we completed the restructuring activities that we began in the fourth quarter of 2006 when we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. We also recorded a restructuring charge of $2.6 million in 2007 related to a reduction in headcount of 33 marketing and sales employees, of which $0.2 million, $2.3 million and $0.1 million was recorded in our North America, EMEA and Asia-Pacific operating segments, respectively.

Lease termination costs will be paid through 2009.

2004 and 2003 Restructurings

Activity and liability balances related to our 2004 and 2003 restructuring actions are as follows (in thousands):

Lease
Termination
Costs

Balance, January 1, 2007	$12,248
Cash payments	(2,235)
Adjustment to liability	5,552
Effects of foreign currency exchange	99
Accretion	431

Balance, December 31, 2007	16,095
Cash payments	(687)
Adjustment to liability	(2,557)
Effects of foreign currency exchange	(10)
Accretion	151

Balance, March 31, 2008	$12,992

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

The adjustment in 2008 primarily relates to changes in previous estimates of base rent and sublease income for the Santa Clara lease.

7.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2008 and December 31, 2007.

8.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007

Numerator — Basic and diluted net income	$30,169	$43,350

Denominator — Basic Basic weighted average common stock outstanding	160,992	159,799

Denominator — Diluted Basic weighted average common stock outstanding	160,992	159,799
Effect of dilutive securities:
Common stock options and restricted stock units and awards(1)	3,875	3,375

Diluted weighted average shares	164,867	163,174

Net income per share — Basic	$0.19	$0.27

Net income per share — Diluted	$0.18	$0.27

(1)	In the three months ended March 31, 2008 and 2007, 4.6 million and 3.2 million RSUs and options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.2 million PSUs for the three months ended March 31, 2008 because they are contingently issuable shares.

9.	Income Taxes

Our consolidated provision for income taxes for the three months ended March 31, 2008 and 2007 was $38.6 million and $12.5 million, respectively, reflecting an effective tax rate of 56% and 22%, respectively. The effective tax rate for the three months ended March 31, 2008 differs from the U.S. federal statutory rate (“statutory rate”) primarily as a result of our acquisition integration activities, which resulted in an increase of 22 percentage points to our effective tax rate. We are currently in the process of seeking administrative relief with the U.S. Internal Revenue Service, which would reduce our tax expense related to these integration activities. If the administrative relief is granted, we will reverse the previously recorded tax expense in the period in which the relief is granted. The effective tax rate for the three months ended March 31, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

10.	Business Segment Information

We have concluded that we have one business and operate in one industry. We develop, market, distribute and support computer and network security solutions for large enterprises, governments, small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. Our chief operating decision maker is our chief executive officer.

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

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net revenue by region:
North America	$189,750	$164,526
EMEA	122,248	101,690
Japan	27,019	25,212
Asia-Pacific, excluding Japan	18,036	13,292
Latin America	12,588	10,158

Net revenue	$369,641	$314,878

Operating income by region:
North America	$56,084	$57,340
Europe	64,824	59,656
Japan	15,259	15,940
Asia-Pacific, excluding Japan	1,843	2,552
Latin America	7,653	6,903
Corporate	(92,416)	(100,971)

Income from operations	$53,247	$41,420

The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

General and administrative and other operating costs	$38,020	$44,143
Corporate marketing	20,478	14,407
Stock-based compensation	11,876	20,938
Amortization of purchased technology and other intangibles	18,900	11,051
SEC and compliance costs	1,376	5,052
Acquisition and retention bonuses	1,692	2,250
Restructuring charges	71	3,126
Loss on sale of assets and technology	3	4

Corporate expenses	$92,416	$100,971

11.	Litigation

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

On May 23, 2006, the SEC notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock option grants from January 1, 1995 through the date of the subpoena. At or around the same time, we received a notice of informal inquiry from the U.S. Department of Justice, the (“DOJ”), concerning our stock option granting practices. On August 15, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation. On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, previously one of our consolidated subsidiaries that was a publicly traded company from December 1999 through September 2002.

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

Securities Cases

On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). On January 22, 2007, we moved to dismiss the complaint in the Consolidated Action on the grounds that plaintiffs lack standing to sue on our behalf because, inter alia, they did not make a pre-suit demand on our board of directors. At the parties’ request, the Court continued on several occasions the due date for the plaintiffs’ opposition to our motion to dismiss and the date for the hearing of that motion. As a result of the settlement described below, there is no deadline by which plaintiffs must file an opposition to the motion to dismiss.

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

In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. The tentative agreement must be submitted to and approved by the Court. We accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006 due to our ongoing stock option investigation and restatement related to expected payments pursuant to the tentative settlement and expect to complete the documentation and the required approvals in the second half of 2008. While we cannot predict the ultimate outcome of the lawsuits in the event that the tentative settlement is not approved by the Court, the provision recorded in the financial statements represents our best estimate at this time.

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

Other

In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in October of 2008. We believe these claims are without merit, and intend to contest them vigorously. No provision has been recorded in the financial statements related to this matter.

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in September 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserts that (i) several of our Enterprise products infringe a Deep Nines’ patent, and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. The lawsuit seeks preliminary and permanent injunctions against the sale of certain products as well as damages. We have counter-asserted that Deep Nines has infringed various McAfee patents. The Deep Nines litigation is still in the discovery stage thus we are unable to determine the ultimate outcome at this time. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it. No provision has been recorded in the financial statements for this matter.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

12.	Warranty Accrual and Guarantees

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of March 31, 2008 and December 31, 2007 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2007	$662
Additional accruals	1,546
Costs incurred during the period	(1,719)

Balance, December 31, 2007	489
Additional accruals	840
Costs incurred during the period	(745)

Balance, March 31, 2008	$584

The following is a summary of certain guarantee and indemnification agreements as of March 31, 2008:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to these agreements.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Related Party Transaction

David G. DeWalt, our chief executive officer, is a director of Polycom, Inc., one of our customers. We did not recognize any revenue from the sales to Polycom, Inc. during the three months ended March 31, 2008. At March 31, 2008, our outstanding accounts receivable balance related to Polycom, Inc., was $0.1 million. Our deferred revenue balance related to Polycom, Inc. was $0.1 million at March 31, 2008.

14.	Subsequent Events

In May 2008, we have repurchased approximately 1.5 million shares of our common stock in the open market for approximately $52.2 million through May 9, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee,” “Network Associates,” “ePolicy Orchestrator,” “ePO,” “VirusScan,” “IntruShield,” “Entercept,” “Foundstone,” “McAfee SiteAdvisor,” “Avert,” “Preventsys,” “Hercules,” “Citadel,” “Policy Enforcer,” “Total Protection,” “AntiSpyware,” “SecurityAlliance,” “McAfee Security,” “Onigma,” “SafeBoot,” “ScanAlert” and “HackerSafe.”

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified partners. We derive our revenue from three sources: (i) service and support revenue, which include support and maintenance, training, consulting and web security revenue; (ii) subscription revenue, which consists of revenue from online subscription arrangements; and (iii) product revenue, which includes revenue from perpetual software licenses (those with a one-time license fee) and hardware sales and retail product sales. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During the fourth quarter of 2007, we acquired SafeBoot for $347.3 million net of imputed interest. During the first quarter of 2008, we acquired ScanAlert for $54.9 million, of which $49.1 was paid in the three months ended March 31, 2008 and $4.5 million was paid in the last quarter of 2007. We have recorded a

$1.3 million long-term liability on our consolidated balance sheet as of March 31, 2008 for a portion of the purchase price held-back for future indemnification claims. The amount will be paid out, net of any claims, in July 2009.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three months ended March 31, 2008 grew by $54.7 million to $369.6 million from $314.9 million in the three months ended March 31, 2007. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended March 31, 2008 declined by $13.2 million to $30.2 million from $43.4 million for the three months ended March 31, 2007 primarily due to our increased investment in sales activities and an increase in our effective tax rate discussed in “Provision for Income Taxes” below.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available for sale securities and foreign currency contracts, subject to valuation under SFAS 157. In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. FSP 157-2 is effective for us beginning January 1, 2009. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations. See Note 2 to the condensed consolidated financial statements for further discussion.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$188,218	$167,605	$20,613	12%
Subscription	160,974	128,368	32,606	25
Product	20,449	18,905	1,544	8

Total net revenue	$369,641	$314,878	$54,763	17%

Percentage of total net revenue:
Service and support	51%	53%
Subscription	44	41
Product	5	6

Total net revenue	100%	100%

The increase in net revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflected (i) a $30.0 million, or 16%, increase in our corporate business and (ii) a $24.8 million, or 19%, increase in our consumer business. Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenues or activities associated with providing an overall safe consumer experience on the internet or cellular networks. The latter category includes annotation, scanning and search revenue associated with ScanAlert and SiteAdvisor as the primary benefit of such offerings is to protect the consumer internet and mobile experience and a majority of the fees generated are based on underlying consumer activity. In the three months ended March 31, 2008, approximately 82% of our total net revenue came from prior-period deferred revenue.

Net revenue from our corporate business increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a 21% increase in revenues from our network protection offerings, a 16% increase in revenues from our end point solutions, which includes revenue from data encryption products integrated from our SafeBoot acquisition, and an 8% increase in our vulnerability and risk management offerings. During the three months ended March 31, 2008 compared to the three months ended March 31, 2007, we generally increased price points for our end point solutions. We also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach which bundles multiple products and services into suite offerings, which positively impacted deferred revenue and will impact our revenue in future periods.

Net revenue from our consumer market increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries, (ii) increased online renewal subscriptions from both a larger customer base and higher renewal rates, and (iii) increased conversions from point products to suite offerings due to our previous launch of McAfee Consumer Suites. We continued to strengthen our relationships with strategic channel partners, such as Acer, Cox, Dell and Toshiba Europe.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Net revenue:
North America	$189,750	$164,526	$25,224	15%
Europe, Middle East and Africa (“EMEA”)	122,248	101,690	20,558	20
Japan	27,019	25,212	1,807	7
Asia-Pacific, excluding Japan	18,036	13,292	4,744	36
Latin America	12,588	10,158	2,430	24

Total net revenue	$369,641	$314,878	$54,763	17%

Percentage of total net revenue:
North America	51%	52%
EMEA	33	33
Japan	7	8
Asia-Pacific, excluding Japan	5	4
Latin America	4	3

Total net revenue	100%	100%

Net revenue outside of North America accounted for approximately 49% and 48% of net revenue in the three months ended March 31, 2008 and 2007, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended March 31, 2008 was primarily related to (i) a $7.2 million increase in corporate revenue in North America due to increased revenue from our network protection offerings, our end point solutions and our vulnerability and risk management offerings and (ii) an $18.0 million increase in consumer revenue in North America due to an increase in our customer base and increased conversions from point products to suite offerings.

The increase in total net revenue in EMEA during the three months ended March 31, 2008 was attributable to (i) a $16.8 million increase in corporate revenue due to increased revenue from our network protection offerings and our end point solutions offset by a slight decline in our vulnerability and risk management offerings and (ii) a $3.8 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and increased conversions from point products to suite offerings. Net revenue from EMEA was also positively impacted by the strengthening Euro against the United States (“U.S.”) Dollar, which resulted in an approximate $14.1 million impact to EMEA net revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 that is included in the corporate and consumer increases above.

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

Service and Support Revenue

The following table sets forth, for the periods indicated, each category of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$175,941	$160,230	$15,711	10%
Consulting, training and other services	12,277	7,375	4,902	66

Total service and support revenue	$188,218	$167,605	$20,613	12%

Percentage of service and support revenue:
Support and maintenance	93%	96%
Consulting, training and other services	7	4

Total service and support revenue	100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training, consulting and other services. The increase in service and support revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to both our Foundstone Consulting Services, which includes threat modeling, security assessments and education, and McAfee Consulting Services, which provide product design and deployment support. During the three months ended March 31, 2008, we recognized for the first time web security revenue, which includes annotation, scanning and search revenue associated with ScanAlert and is included in consulting, training and other services above.

Although we expect our service and support revenue to increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from March 31, 2007 to March 31, 2008:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Total subscription revenue	$160,974	$128,368	$32,606	25%

Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was attributable to (i) an increase in our online subscription arrangements due to our continued relationships with strategic channel partners, such as Acer, Cox, Dell and Toshiba Europe. (ii) an increase in revenue from our McAfee Total Protection Service for small and mid-market businesses and (iii) an increase in royalties from sales by our strategic channel partners. Subscription revenue continues to be positively impacted by our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of total product revenue:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Net product revenue:
Licenses	$9,634	$10,074	$(440)	(4)%
Hardware	8,771	7,533	1,238	16
Retail and other	2,044	1,298	746	57

Total product revenue	$20,449	$18,905	$1,544	8%

Percentage of product revenue:
Licenses	47%	53%
Hardware	43	40
Retail and other	10	7

Total product revenue	100%	100%

Product revenue includes revenue from perpetual software licenses, hardware sales and retail product sales. The increase in product revenue for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was attributable to decreased incentive rebates and funds provided to our partners for marketing which are recorded as an offset to revenue and included in retail and other revenue in the table above, partially offset by a decrease in licenses revenue. Licenses revenue continues to decrease as a result of the launch of our McAfee Consumer Suites. All new consumer licenses are subscription-based and included in subscription revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$14,844	$12,393	$2,451	20%
Subscription	46,590	37,386	9,204	25
Product	14,942	11,905	3,037	26
Amortization of purchased technology and patents	13,560	8,369	5,191	62

Total cost of net revenue	$89,936	$70,053	$19,833	28%

Components of Gross margin:
Service and support	$173,374	$155,212
Subscription	114,384	90,982
Product	5,507	7,000
Amortization of purchased technology and patents	(13,560)	(8,369)

Total gross margin	$279,705	$244,825

Total gross margin percentage	76%	78%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting and web security services. During the three months ended March 31, 2008, we recognized for the first time, costs related to delivering annotation, scanning and search services, associated with ScanAlert. The cost of service and support revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to increased outsourcing of professional services related to both Foundstone Consulting Services and McAfee Consulting Services. The cost of service and support revenue as a percentage of service and support net revenue for the three months ended March 31, 2008 remained consistent when compared to the same period in 2007.

We anticipate the cost of service and support revenue will fluctuate in absolute dollars in connection with service and support revenue growth.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic channel partners, and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increase in subscription costs for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributed to an increase in the volume of online subscription arrangements and royalties paid to our online strategic channel partners.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to increased demand for our subscription-based products with associated revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third party components. The cost of product revenue for the three months ended March 31, 2008 increased from the three months ended March 31, 2007 due to increased sales of hardware-based security products and increased costs of materials and overhead. Cost of product revenue for the three months ended March 31, 2008 also increased as a percentage of product revenue compared to the same period in 2007, due primarily to (i) increased costs on hardware product sales (ii) a shift in product mix from higher margin licensing revenue to lower margin hardware revenue, partially offset by (iii) decreased incentive rebates and marketing funds.

We anticipate that cost of product revenue will increase or decrease in absolute dollars depending on the mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology and Patents

The increase in amortization of purchased technology and patents in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is driven by the acquisitions of ScanAlert in February 2008 and SafeBoot in November 2007. Amortization for the purchased technology and patents related to these acquisitions was $6.6 million in the three months ended March 31, 2008.

Our purchased technology is being amortized over estimated useful lives of up to seven years. Amortization associated with purchased technology recorded as of March 31, 2008 is expected to be an aggregate of approximately $39.5 million for the remainder of 2008.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), restricted stock units with performance-based vesting (“PSUs”) and our Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Amortization of fair value of options	$5,577	$5,058
Extension of post-termination exercise period	—	10,738
(Benefit) expense related to cash settlement of options	(382)	231
Restricted stock awards and units	5,825	4,911
Restricted stock units with performance-based vesting	255	—
Tender offer	601	—

Total stock-based compensation expense	$11,876	$20,938

Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option granting practices investigation, through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we imposed restrictions on our ability to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by 640 former employees and outside directors that would expire during the blackout period. As a result of this modification, we recognized $10.7 million of stock-based compensation expense in the three months ended March 31, 2007, based on the fair value of the modified options. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by 690 former employees and outside directors whose service to us terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of (i) the ninetieth (90th) calendar day after December 21, 2007, the date we became current in our reporting obligations under the Securities Exchange Act of 1934, as amended, (ii) the expiration of the contractual terms of the options, or (iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19. As a result, in November 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

As of March 31, 2008, the January 2007 and November 2007 modified options had been exercised or had expired. The fair values of the options that had been exercised during the three months ended March 31, 2008 were remeasured on the respective date of exercise and recorded as an increase to additional paid-in capital. The options that expired were remeasured to have no fair value. We recognized a total benefit of $5.5 million related to the change in fair value of these options in the three months ended March 31, 2008. We did not recognize any expense related to the change in fair value of these options in the three months ended March 31, 2007 as our stock price did not change significantly from the January 2007 modification through March 31, 2007. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three months ended March 31, 2007, we recorded a liability of approximately $0.2 million, based on the intrinsic value of options held by current employees that expired during the blackout period. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using our December 31, 2007 closing stock price. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We recognized a benefit for the difference between the December 31, 2007 liability and the amount paid in the three months ended March 31, 2008.

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of RSAs and RSUs. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs. The fair value of these awards is recognized to expense over the requisite service period of the awards.

Restricted stock units with performance-based vesting.  We recognize stock-based compensation for the fair value of PSUs. These awards vest as follows: 50% vest only if performance criteria are met (“performance component”) and 50% cliff vest four years from the date of grant, with accelerated vesting if performance criteria are met (“service component”). Certain executive grants have only the performance component. The performance component will vest one-third each year from the date of grant, provided that the performance criteria are met for each respective year. If the performance criteria is not met in any one year, then the options that would have vested in that year are forfeited. The performance component is being recognized as expense one-third each year provided we determine it is probable that the performance criteria will be met. For certain of the PSUs, we have not communicated the performance criteria to the employees. For these awards, the accounting grant date will not occur until it is known whether the performance criteria are met, and such achievement or non-achievement is communicated to the employees. These awards will be marked-to-market at the end of each reporting period through the accounting grant date, and recognized over the expected vesting period. For the awards for which the performance criteria have been communicated, stock-based compensation expense has been measured on the grant date, and is being recognized over the expected vesting period.

The service component will cliff vest four years from the grant date, with an acceleration provision based on the same performance criteria as the performance component. If the performance criteria are met for each respective year, the awards will vest one-third each year from the grant date. The accounting grant date is deemed to have occurred and stock-based compensation has been measured on the grant date, and will be recognized over the expected vesting period.

Tender offer.  In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (“SEC”). The tender offer extended an offer by us to holders of certain outstanding stock options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. As part of this tender offer, we will pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in the three months ended March 31, 2008, and $1.3 million will be paid to U.S. employees in 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded during the three months ended March 31, 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million.

The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Cost of net revenue — service and support	$202	$599
Cost of net revenue — subscription	98	358
Cost of net revenue — product	144	258

Stock-based compensation expense included in cost of net revenue	444	1,215
Research and development	3,621	4,972
Marketing and sales	3,748	8,513
General and administrative	4,063	6,238

Stock-based compensation expense included in operating costs	11,432	19,723

Total stock-based compensation expense	11,876	20,938
Deferred tax benefit	(3,207)	(6,785)

Total stock-based compensation expense, net of tax	$8,669	$14,153

We had no stock — based compensation costs capitalized as part of the cost of an asset.

For existing employees, we grant RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria. For new employees, we continue to grant stock options. Going forward, our management and compensation committee will consider utilizing all types of equity compensation to reward top-performing employees.

At March 31, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs and RSAs that have not yet been recognized as compensation expense was $113.2 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.8 million PSUs for which the performance criteria has not been set.

Internal Revenue Code Section 409A

Adverse tax consequences resulted from our revision of accounting measurement dates during our restatement due to our investigation into our stock option granting practices for stock options that vested subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences included a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that were incurred by the holders of such options.

Section 16(a) Officers and Directors

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers at the time they received 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options are not subject to taxation under IRC Section 409A. Under the Internal Revenue Service (“IRS”) regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the 409A affected options. There were no costs associated with this action, as the modifications increased the exercise price, which resulted in no incremental expense.

In the three months ended March 31, 2008, for one executive officer, we amended the exercise price of his options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. We will pay this executive officer a cash bonus of $0.1 million in 2009 to reimburse for the increase in the exercise price of his options resulting from the amendment.

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under IRS Announcement 2007-18 and a similar state of California Announcement, whereby we paid additional 409A taxes on behalf of certain former United States employees who had already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors were specifically excluded from the program. Through March 31, 2007, we recorded $1.3 million of expense associated with this program for Section 409A affected options exercised during this period. We had no expense associated with this program in the three months ended March 31, 2008.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 or that may exercise 409A affected options in the future.

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

In the three months ended March 31, 2008, we recorded no costs associated with former employees’ exercises of certain Section 409A affected options. The following table summarizes for the three months ended March 31, 2007 costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Three Months Ended
March 31, 2007

Cost of net revenue	$—
Research and development	789
Marketing and sales	321
General and administrative	194

Costs associated with IRC Section 409A	$1,304

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended
	March 31		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Research and development(1)	$58,625	$54,613	$4,012	7%
Percentage of net revenue	16%	17%

(1)	Includes stock-based compensation charges of $3,621 and $4,972 in the three months ended March 31, 2008 and 2007, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended March 31, 2008 was primarily attributable to (i) a $5.1 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $1.3 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended March 31, 2008 compared to the same prior-year period, and (iii) increases in various other expenses related to research and development activities, partially offset by (i) a $1.6 million decrease attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, and (ii) a $1.4 million decrease in stock-based compensation expense.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2008.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Marketing and sales(1)	$118,357	$93,081	$25,276	27%
Percentage of net revenue	32%	30%

(1)	Includes stock-based compensation charges of $3,748 and $8,513 in the three months ended March 31, 2008 and 2007.

Marketing and sales expenses consist primarily of salary, commissions, stock-based compensation and benefits for marketing and sales personnel and costs associated with travel for our marketing and sales personnel, advertising and promotions. The increase in marketing and sales expenses during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflected (i) a $18.4 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount and salary increases, (ii) a $3.3 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended March 31, 2008 compared to the same prior-year period, (iii) a $3.3 million increase related to worldwide travel expense, (iv) a $2.7 million increase in contract labor, and (v) a $2.7 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, partially offset by (i) a $4.8 million decrease in stock-based compensation expense, and (ii) decreases in various other expenses associated with marketing and sales activities.

We anticipate that marketing and sales expenses will increase in absolute dollars primarily due to our planned branding initiatives and our additional investment in sales capacity for 2008.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

General and administrative(1)	$42,689	$44,851	$(2,162)	(5)%
Percentage of net revenue	12%	14%

(1)	Includes stock-based compensation charges of $4,063 and $6,238 in the three months ended March 31, 2008 and 2007, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflected (i) $5.5 million benefit related to the change in fair value of certain stock options subject to the provisions of EITF 00-19, (ii) a $2.2 million decrease in legal expenses, and (iii) a $2.2 million decrease in stock-based compensation expense, partially offset by (i) a $3.6 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $1.8 million increase in contract labor, (iii) a $1.2 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended March 31, 2008 compared to the same prior-year period, and (iv) increases in various other expenses related to general and administrative activities.

We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2008.

SEC and Compliance Costs

The following table sets forth, for the periods indicated, a comparison of SEC and compliance costs:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

SEC and compliance costs	$1,376	$5,052	$(3,676)	(73)%

SEC and compliance costs consist principally of costs arising as a result of our historical investigation into our stock option granting practices. The decrease in SEC and compliance costs during the three months ended March 31,

2008 compared to the three months ended March 31, 2007 is attributable to a decrease in costs associated with the investigation. The costs in 2008 are all ongoing legal costs associated with the investigation.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Amortization of intangibles	$5,340	$2,682	$2,658	99%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increase in amortization of intangibles was attributable to our 2008 and 2007 acquisitions, in which we acquired approximately $60.1 million of intangible assets related to the SafeBoot and ScanAlert acquisitions.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Restructuring charges	$71	$3,126	$(3,055)	(98)%

Restructuring charges in the three months ended March 31, 2008 totaled $0.1 million, of which $2.5 million was related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force, offset by a $2.4 million benefit related primarily to previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004. During the three months ended March 31, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities and we recorded a restructuring charge of $2.6 million related to a reduction in headcount.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Interest and other income	$13,035	$14,315	$(1,280)	(9)%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The decrease in interest and other income is partially due to a lower average rate of annualized return on our investments from approximately 5% in the three months ended March 31, 2007 to approximately 4% in the three months ended March 31, 2008.

During the three months ended March 31, 2008 and 2007, we recorded a net foreign currency transaction loss in our condensed consolidated statements of income of $0.9 million and $0.7 million, respectively.

We anticipate that interest and other income will decrease during 2008 as a result of a declining interest rate environment and lower cash balances due to our stock repurchase program.

Gain on Sale of Investment, Net

During the three months ended March 31, 2008 and 2007, we recognized a gain on the sales of marketable securities of $2.5 million and $0.1 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative yields or for liquidity purposes, thus resulting in gains and losses on sale.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in thousands)

Provision for income taxes	$38,575	$12,494	$26,081		**
Effective tax rate	56%	22%

**	Calculation not meaningful.

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

The effective tax rate for the three months ended March 31, 2008 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to an increase in our estimated annual effective tax rate resulting from acquisition integration activities. The increase in the effective tax rate for the three months ended March 31, 2008 as compared to the prior period is primarily a result of our acquisition integration activities, which resulted in an increase of 22 percentage points to our effective tax rate. We are currently in the process of seeking administrative relief with the U.S. Internal Revenue Service, which would reduce our tax expense related to these integration activities. If the administrative relief is granted, we will reverse the previously recorded tax expense in the period in which the relief is granted. The effective tax rate for the three months ended March 31, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions offset by the impact of adjustments to tax reserves.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of March 31, 2008.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Acquisitions

ScanAlert

In January 2008, we acquired 100% of the outstanding shares of ScanAlert, a provider of a vulnerability assessment and certification services for e-commerce sites, for $54.9 million. Of this amount, we paid $4.5 million in the fourth quarter of 2007 to a third party to settle prior alleged patent infringement claims against ScanAlert and for a fully paid future license for the use of the patent until its expiration and we paid $49.0 million, net of cash received, in the three months ended March 31, 2008. We have recorded a $1.3 million long-term liability on our consolidated balance sheet as of March 31, 2008 for a portion of the purchase price held-back for future indemnification claims.

We plan to incorporate ScanAlert’s technology into our existing SiteAdvisor web rating system. The results of operations for ScanAlert have been included in our results of operations since the date of acquisition. See Note 4 to the condensed consolidated financial statements for further discussions.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$71,374	$101,781
Net cash provided by (used in) investing activities	22,317	(18,277)
Net cash used in financing activities	(63,978)	(184)

Overview

At March 31, 2008, our cash, cash equivalents and marketable securities totaled $1,293.1 million and we did not have any debt. Our principal source of liquidity was our existing cash, cash equivalents and short-term marketable securities of $804.3 million. During the three months ended March 31, 2008, we had net income of $30.2 million and we received $53.7 million from proceeds from the issuance of common stock under our employee options plans. We paid $49.0 million, net of cash received, for the purchase of 100% of the outstanding shares of ScanAlert, Inc. and we paid $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. In addition, we used $127.2 million for repurchases of our common stock, including commissions, and $10.5 million for purchases of property and equipment, of the $127.2 million used for stock repurchases, $113.5 million was used for share repurchases in the open market and $13.7 million was used to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

Our management plans to use our cash and cash equivalents for future operations, potential acquisitions and repurchases of our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the foreseeable future.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2008 and 2007 was primarily the result of our net income of $30.2 million and $43.4 million, respectively. Net income for the three months ended March 31, 2008 was adjusted for non-cash items such as depreciation and amortization of $28.5 million, non-cash stock-based compensation expense of $11.7 million, changes in deferred income taxes of $34.6 million, and changes in various assets and liabilities such as a decrease in accounts receivable of $45.3 million, a decrease in accrued taxes and other liabilities of $32.9 million, an increase in prepaid expenses, prepaid taxes and other assets of $10.8 million, a decrease in deferred revenue of $8.9 million and a decrease in accounts payable of $7.7 million.

Net income for the three months ended March 31, 2007 was adjusted for non-cash items such as depreciation and amortization of $20.3 million, non-cash stock compensation expense of $20.7 million, changes in deferred income taxes of $6.7 million, and changes in various assets and liabilities such as a decrease in accounts receivable of $24.9 million, a decrease in accrued taxes and other liabilities of $6.3 million, a decrease in deferred revenue of $5.2 million and an increase in prepaid expenses, prepaid taxes, and other assets of $3.2 million.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or “DSO”. DSOs were 48 days and 42 days in the three months ended March 31, 2008 and 2007, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2008 and 2007, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.” In the three months ended March 31, 2008 compared to the three months ended March 31, 2007, DSOs increased due to the acquisition of SafeBoot in the fourth quarter of 2007 and the acquisition of ScanAlert in the first quarter of 2008. We expect our DSOs will continue to be impacted by the acquisitions of SafeBoot and ScanAlert.

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements and strategic channel partner arrangements. In the three months ended March 31, 2008 and 2007, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2008, approximately $412.9 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We incurred material expenses in 2007 as a direct result of the investigation into our historical stock option granting practices and related accounting. These costs primarily related to professional services for the investigation, legal, historical accounting and taxing guidance. In addition, we incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these fines and/or penalties with available cash.

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

Investing Activities

Our investing activities for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net proceeds from sales or maturities (purchases) of marketable securities	$87,863	$(12,584)
Acquisitions, net of cash acquired	(55,041)	—
(Increase) decrease in restricted cash	(12)	352
Purchase of property, equipment and leasehold improvements	(10,493)	(10,150)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	$22,317	$(18,277)

Investments

In the three months ended March 31, 2008, net proceeds from the sale and maturity of marketable securities were $87.9 million compared to net purchases of marketable securities of $12.6 million in the three months ended March 31, 2007. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Acquisitions

During the three months ended March 31, 2008, we paid $49.0 million, net of cash received, related to the acquisition of ScanAlert, Inc. and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies in the future.

Restricted Cash

The restricted cash, which is included in other assets, of $0.6 million at both March 31, 2008 and December 31, 2007 consisted primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $10.5 million of property and equipment purchased during the three months ended March 31, 2008 was primarily for purchases of computers, equipment and software for ongoing projects. The $10.2 million of property and equipment purchased during the three months ended March 31, 2007 was primarily for purchases of computers, equipment and software for ongoing projects and for leasehold improvements related to our expanded research and development facility in Beaverton, Oregon.

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

Proceeds from the sale of assets and technology

The $4.1 million of proceeds from the sale of assets during the three months ended March 31, 2007 was primarily related to the sale of our fractional interests in corporate aircraft.

Financing Activities

Our financing activities for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Proceeds from issuance of common stock from option plans	$53,677	$—
Excess tax benefits from stock-based compensation	9,520	12
Repurchase of common stock	(127,175)	(196)

Net cash used in financing activities	$(63,978)	$(184)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and ESPPs. Beginning in July 2006, we suspended purchases under our ESPP and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the three months ended March 31, 2007, we received no proceeds from the issuance of common stock under stock option and stock purchase plans. On December 21, 2007, we became current on our reporting obligations and our employees were able to exercise stock options for the first time in over 18 months. We received cash proceeds from these plans in the amount of $53.7 million in the three months ended March 31, 2008. We do not expect proceeds from the exercise of stock options to be as significant in future quarterly periods.

While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. For existing employees, we grant RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria. For new employees, we continue to grant stock options. Going forward, our management and compensation committee will consider utilizing all types of equity compensation to reward top-performing employees. If management and our compensation committee decide to grant only RSUs and PSUs, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will be significantly less than proceeds that we received historically. We plan to reinstate our ESPP with a six-month offering period, a 15% discount and a six-month look back feature beginning in the three months ended June 30, 2008.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the three months ended March 31, 2008 and 2007 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending on market conditions, share price and other factors. During the three months ended March 31, 2008, we used $113.5 million to repurchase 3.4 million shares of our common stock in the open market, including commissions paid on these transactions.

During the three months ended March 31, 2008 and the three months ended March 31, 2007, we used $13.7 million and $0.2 million, respectively, to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

In May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices until December 21, 2007, the date we became current on our filing obligations. Therefore, in the three months ended March 31, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2008 and December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2008, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2008.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief accounting officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal controls over financial reporting as of March 31, 2008.

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

Changes in Internal Controls Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting since December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue the process of remediating the material weakness in accounting for income taxes by hiring more tax accounting personnel, with an emphasis on hiring personnel having international tax expertise. We will continue to make personnel additions and changes, and as necessary, implement additional remedial steps as indicated below:

•	We have automated key elements of the calculation of the provision for income taxes and the account reconciliation processes by implementing a new tax accounting system.

•	We continue to enhance the training and education of our tax accounting personnel.

•	We continue to improve our interim and annual review processes for various calculations including the tax provision computation process.

We believe the above steps will provide us with the infrastructure and processes necessary to accurately calculate our tax provision on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.

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

On May 23, 2006, the Securities and Exchange Commission (“SEC”) notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock option grants from January 1, 1995 through the date of the subpoena. At or around the same time, we received a notice of informal inquiry from the Department of Justice (“DOJ”), concerning our stock option granting practices. On August 15, 2006, we received a grand jury subpoena from the United States (“U.S.”) Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation. On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, previously one of our consolidated subsidiaries that was a publicly traded company from December 1999 through September 2002.

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

Securities Cases

On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). On January 22, 2007, we moved to dismiss the complaint in the Consolidated Action on the grounds that plaintiffs lack standing to sue on our behalf because, inter alia, they did not make a pre-suit demand on our board of directors. At the parties’ request, the Court continued on several occasions the due date for the plaintiffs’ opposition to our motion to dismiss and the date for the hearing of that motion. As a result of the settlement described below, there is no deadline by which plaintiffs must file an opposition to the motion to dismiss.

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

In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. The tentative agreement must be submitted to and approved by the Court. We accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006 due to our ongoing stock option investigation and restatement related to expected payments pursuant to the tentative settlement and expect to complete the documentation and the required approvals in the second half of 2008. While we cannot predict the ultimate outcome of the lawsuits in the event that the tentative settlement is not approved by the Court, the provision recorded in the financial statements represents our best estimate at this time.

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

Other

In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in October of 2008. We believe these claims are without merit, and intend to contest them vigorously. No provision has been recorded in the financial statements related to this matter.

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in September 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserts that (i) several of our Enterprise products infringe a Deep Nines’ patent, and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. The lawsuit seeks preliminary and permanent injunctions against the sale of certain products as well as damages. We have counter-asserted that Deep Nines has infringed various McAfee patents. The Deep Nines litigation is still in the discovery stage thus we are unable to determine the ultimate outcome at this time. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it. No provision has been recorded in the financial statements for this matter.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Some but not all of the risks we face are described below. Any of the following risks could materially adversely affect our business, operating results financial condition and cash flows and reduce the value of an investment in our common stock.

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

Advantages of larger competitors

Our principal competitors in each of our product categories and geographic markets are described in “Business — Competition” in our 2007 Form 10-K. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM, Google and Trend Micro. Some of our competitors have longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors and/or greater financial, technical and marketing resources than we do.

Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously incorporating system and network protection functionality into their products, and enhancing that functionality either through internal development or increasingly through acquisitions. For example, in 2006 Microsoft released its consumer security solution and continues to boost the security functionality of its Windows platform through its acquisition strategy. More details about competitors expanding their system and network protection offerings are described in “Business — Competition” in our 2007 Form 10-K. These large vendors have significantly greater product development and acquisition budgets and resources than we do. This might enable them to provide greater functionality and to expand that functionality more quickly than we are able to do.

Consumer business competition

More than 40% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox and Comcast, and PC OEMs, such as Acer, Dell, Sony Computer and Toshiba. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue and market share growth. As our consumer business becomes increasingly more dependent upon the partner model, our retail businesses may continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

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

Keeping pace with industry changes

We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones and personal digital assistants; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT and Vista; and we must continue to expand our business models beyond traditional software licensing and subscription models. Specifically, software-as-a-service (SaaS) is becoming an increasingly important method and business model for the delivery of applications. Because of the advantages that SaaS models offer to customers over traditional software sales and licensing, competitors using SaaS models to a greater extent than we do could enjoy growth in their businesses and, as a result, we could lose business to such competitors.

We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

Impact of product development delays or competitive announcements

Our ability to adapt to changes can be hampered by product development delays. We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or adversely impact market acceptance. In addition, we may choose not to deliver a previously announced, partially-developed product, thereby increasing our development costs without a corresponding benefit. For example, if Microsoft incorporates a product that performs the same or similar function as one of our products under development into the Windows platform, we might discontinue development if we believe the Microsoft product will undermine the market for our product. This could happen even if Microsoft’s product is inferior or more limited than our product, especially if the Microsoft product is lower-priced or made available at no additional cost to customers. The occurrence of these events could negatively impact our business.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and tax compliance, and the overall political climate and potential political instability. Net revenue in our operating regions outside of North America represented 49% of total net revenue in the three months ended March 31, 2008, increasing from 48% in the three months ended March 31, 2007. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Another significant legal risk resulting from our international operations is compliance with the Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be common for non-McAfee personnel to engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. For example, in some countries it is customary to make payments to government regulators in order to encourage prompt and desirable regulatory actions. Such payments by U.S. companies, employees or agents of U.S. companies are prohibited by the FCPA. Although we have implemented training along with policies and procedures designed to ensure compliance with this and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies and training programs, could have a material adverse effect on our business.

Other legal risks include international labor laws and our relationship with our employees and regional work councils; compliance with more stringent consumer protection and privacy laws; and unexpected changes in regulatory requirements. Our principal tax risks are potentially adverse tax consequences due to foreign value-added taxes, restrictions on the repatriation of earnings and changes in tax laws.

Currency exchange and interest rate risks

A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Fluctuations in currency exchange rates and economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries During the three months ended March 31, 2008 and 2007, we recorded a net foreign currency transaction loss of $0.9 million and $0.7 million respectively in our consolidated statements of income and comprehensive income. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

Significant percentage of sales through distributors

We sell a significant amount of our products through third party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners (referred to collectively as distributors). Reliance on third parties for distribution exposes us to a variety of risks, some of which are described below, that could have a material adverse impact on our business and financial results.

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

A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 37% of our net revenue in each period for the three months ended March 31, 2008 and 2007. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk

Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $5.9 million as of March 31, 2008. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

Accounting consequences

Acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, future impairment of goodwill, amortization of intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

Following an acquisition, we may be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established vendor specific objective evidence (“VSOE”) of the separate value of the acquired product. A delay in the recognition of revenue from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.

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

Other personnel related issues that we may encounter include:

Competition for personnel; need for competitive pay packages

Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options, other stock awards and other incentives. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders, may not approve future requests for increases in shares available under our equity incentive plans. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. We continue to evaluate our compensation programs and in particular our equity compensation philosophy. In the future, we may decide to issue fewer stock options, RSAs, RSUs or PSUs, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options RSAs, RSUs or PSUs, could adversely impact our results of operations due to the accounting charges required in connection with equity compensation and the dilutive impact on earning per share.

Risks relating to new hires and senior management changes

We continue to hire in key areas and have added a number of new employees in connection with our acquisitions. We have also increased our hiring in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.

During 2007, we experienced significant changes in our senior management team, as a number of officers resigned or were terminated and several key management positions were vacant for a significant period of time. In April 2007, David DeWalt was hired as our chief executive officer and president. Later in 2007 we also appointed other senior executives. In March 2008, our chief financial officer Eric Brown resigned and in April 2008, we announced we had hired Albert “Rocky” Pimentel as our new chief financial officer. We may continue to experience changes in senior management going forward.

For new employees, including senior management, there may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture. The significant turnover in our senior management team during 2007 and 2008 may make it difficult to attract new employees and retain existing employees. Further, this turnover may also make it difficult to execute on our business plan and achieve our planned financial results.

Our financial results can fluctuate significantly, making it difficult for us to accurately estimate operating results.

Impact of fluctuations

Over the years our revenues, gross margins and operating results have fluctuated significantly from quarter to quarter and from year to year, and we expect fluctuations in our operating results to continue in the future. Thus, our operating results for prior periods may not be effective predictors of our future performance. The fluctuations make it difficult for us to accurately estimate operating results. Furthermore, because our expenses are based in part on our expectations regarding future revenues, expenses in the short term are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period.

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

Reliability and timeliness of expense data

We increasingly rely upon third-party manufacturers to manufacture our hardware-based products, therefore, our reliance on their ability to provide us with timely and accurate product cost information exposes us to risk. A failure of our third-party manufacturers to provide us with timely and accurate product cost information may impact our costs of goods sold and negatively impact our ability to accurately and timely report our operating results.

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

Adverse economic conditions in markets in which we operate can harm our business. Economic growth in the United States slowed in the fourth quarter of 2007 and remained slow for the first quarter of 2008. Many customers may delay or reduce technology purchases as a result of this slow down or if the United States’ economy remains slow or contracts or other countries’ economies slow. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenues on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results and financial condition.

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

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. In our Form 10-K for the year ended December 31, 2007, our management identified a material weakness relating to our accounting for income taxes. We have implemented, and will continue to implement, additional controls and procedures to address the material weakness related to accounting for income taxes. See Item 9A, “Controls and Procedures” in our 2007 Form 10-K and Item 4, “Controls and Procedures” in this Form 10-Q, for details of these material weakness remediation programs. These efforts have resulted, and could further result, in significant expenses and could divert management attention away from operating our business. Even though our management believes that our efforts to remediate internal control deficiencies have improved the operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or we are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses. Ongoing material weaknesses in internal controls create a reasonable possibility that a material misstatement of our interim and annual financial statements would not be prevented or detected on a timely basis.

If management identifies additional material weaknesses or significant deficiencies in the future, their correction could require additional remedial measures which could be costly and time-consuming. In addition, the presence of further material weaknesses could result in financial statement errors which in turn could require us to restate our operating results. If a material weakness is identified for a future period year-end or if our previously identified material weaknesses are not remediated, our independent auditors would be unable to express an opinion on the effectiveness of our internal controls. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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

Frequency, expense and risks of intellectual property litigation in the network and system security market

Litigation may be necessary to enforce and protect our trade secrets, patents and other intellectual property rights. Similarly, we may be required to defend against claimed infringement by others. For example, as discussed in Item 1, “Legal Proceedings,” we are currently defending a patent infringement case that seeks to prevent us from selling certain of our products.

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

If we acquire technology to include in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties to verify the origin and ownership of any software we acquire. Similarly, we face exposure to infringement actions if we hire software engineers who were previously employed by competitors and those employees inadvertently or deliberately incorporate proprietary technology of our competitors into our products despite efforts by our competitors and us to prevent such infringement.

Potential risks of using of “open source” software

Like many other software companies, we use and distribute “open source” software in order to add functionality to our products quickly and inexpensively. We face certain risks relating to our use of open source code. Open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our products. For example, the scope and requirements of the most common open source software license, the GNU General Public License (“GPL”) have not been interpreted in court. Our use of GPL or other open source software could subject certain portions of our proprietary software to the GPL requirements or other similar requirements. That may have an adverse impact on our sale of the products incorporating the open source software. Other forms of open source software licensing present license compliance risks for us. If we fail to comply with the license obligations, we could be sued and/or lose the right to use the open source code.

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

Our strategic alliances and our relationships with manufacturing partners expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

Strategic alliances

Uncertainty of realizing anticipated benefits.  We have entered into strategic alliances with numerous third parties to support our future growth plans. These relationships may include technology licensing, joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. We face a number of risks relating to our strategic alliances, including those described below. These risks may prevent us from realizing the desired benefits from our strategic alliances on a timely basis or at all, which could have a negative impact on our business and financial results.

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

As part of our efforts to continue improving our internal control over financial reporting, we upgraded our existing SAP information technology system during 2007 in order to automate certain controls that were previously performed manually. We may experience difficulties in transitioning to new or upgraded systems and in applying maintenance patches to existing systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations. We may also experience similar results if we have difficulty applying routine maintenance patches to existing systems in a timely manner.

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

Shortly after we announced an internal investigation of our historical stock option granting practices, both the SEC and the DOJ, commenced investigations of our stock option practices. The filing of our restated consolidated financial statements did not resolve the pending SEC or DOJ inquiries. We are engaged in ongoing discussions with, and continue to provide information to, the SEC regarding certain of our prior period consolidated financial statements. The resolution of the SEC inquiry into our historical stock option granting practices could require us to file additional restatements of our prior consolidated financial statements or require that we take other actions not presently contemplated.

As part of the remedial actions we have taken in connection with the investigation and restatement, we terminated the employment of certain employees, including former executive officers. We are involved in litigation and other legal proceedings in connection with such terminations, as well as other stockholder lawsuits related to our historical stock option granting practices. We expect that there may be additional legal proceedings in the future which will require additional management time and additional expense. Any resolution of the legal proceedings may require us to make severance, settlement or other related payments in the future. See Note 11 to the consolidated financial statements included elsewhere in the report for more details about ongoing legal proceedings.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. In this regard, we and a number of our current and former officers and directors are involved in or the subject of various legal actions. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of director’s time and resulted in material expense to us. See Note 11 to the consolidated financial statements for additional information with respect to currently pending legal matters.

We face risks related to our 2006 settlement agreement with the SEC.

On February 9, 2006, the United States District Court for the Northern District of California entered a final judgment permanently enjoining us and our officers and agents from future violations of the securities laws. This final judgment resolved the charges filed against us in connection with the SEC’s investigation of our accounting practices that commenced in March 2002. As a result of the judgment, we will forfeit for three years the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act (“Reform Act”). This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. While we may still rely on the “bespeaks caution” doctrine that existed prior to the Reform Act for defenses against securities lawsuits, without the statutory safe harbor, it may be more difficult for us to defend against any such claims. In addition, due to the permanent restraint and injunction against violating applicable securities laws, any future violation of the securities laws would be a violation of a federal court order and potentially subject us to a contempt order. For instance, if, at some point in the future, we were to discover a fact that caused us to restate our financial statements similar to the restatements that were the subject of the SEC action, we could be found to have violated the final judgment. We cannot predict whether the SEC might assert that our failure to remain current in our periodic reporting obligations or our historical stock option practices violated the final judgment or what, if any, enforcement action the SEC might take upon such a determination. Further, any collateral criminal or civil investigation, proceeding or litigation related to any future violation of the judgment, such as the compliance actions mandated by the judgment, could result in the distraction of management from our day-to-day business and may materially and adversely affect our reputation and results of operations.

Our stock price has been volatile and is likely to remain volatile.

During 2007 and up to the date of this filing, our stock price was highly volatile, ranging from a high of $41.35 to a low of $28.00. On April 30, 2008, our stock’s closing price was $33.25. Announcements, business developments, such as a material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft

Corporation related to its consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

In addition to the volatility that is related to our business activities and those of others in our industry, our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. During 2007 through April 2008, the major US and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact McAfee’s stock price regardless of McAfee’s performance.

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

Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2008 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws.

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

Stock Repurchases

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. For the three months ended on March 31, 2008, we repurchased approximately 3.4 million shares of our common stock in the open market for approximately $113.4 million, excluding commission paid.

The table below sets forth all repurchases by us of our common stock during the quarter ended March 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under Our
	Shares	Price Paid	Announced Plan or	Stock Repurchase
Period	Purchased	Per Share	Repurchase Program	Program
	(In thousands, except price per share)

February 1, 2008 through February 29, 2008	1,507	$33.50	1,507	$699,518
March 1, 2008 through March 31, 2008	1,890	33.29	1,890	636,593

Total	3,397	$33.38	3,397

During the three months ended March 31, 2008, we also used $13.7 million to repurchase shares of common stock in connection with our obligation to holders of restricted stock units to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

McAfee Inc.

/s/  Keith S. Krzeminski
Keith S. Krzeminski
Chief Accounting Officer and
Senior Vice President of Finance

May 12, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Second Amended and Restated Bylaws of the Registrant.	10-Q	001-31216	3.3	November 8, 2004
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1*	Letter agreement, dated August 16, 2007, between Registrant and Mark Cochran					X
10.2*	Letter agreement, dated September 14, 2007, between Registrant and Michael DeCesare					X
10.3*	Amendment of Stock Options, dated February 11, 2008, between Registrant and Christopher Bolin					X
10.4*	1997 Stock Incentive Plan, as amended					X
10.5*	1993 Stock Option Plan for Outside Directors, as amended					X
10.6*	Foundstone Inc. 2000 Stock Plan, as amended					X
10.7*	2002 Employee Stock Purchase Plan, as amended					X
10.8*	Form of Performance Stock Unit Issuance Agreement					X
31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.