Form 10-Q
period 2008-06-30
McAfee, Inc.
filed 2008-08-07
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, 151,288,497 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q

June 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$602,626	$394,158
Short-term marketable securities	233,298	338,770
Accounts receivable, net of allowance for doubtful accounts of $4,474 and $4,076, respectively	201,692	232,056
Prepaid expenses and prepaid taxes	213,620	162,574
Deferred income taxes	261,629	256,188
Other current assets	24,708	24,000

Total current assets	1,537,573	1,407,746
Long-term marketable securities	295,403	585,874
Property and equipment, net	97,721	94,670
Deferred income taxes	304,154	321,342
Intangible assets, net	207,978	220,126
Goodwill	803,731	750,089
Other assets	63,906	34,256

Total assets	$3,310,466	$3,414,103

LIABILITIES
Current liabilities:
Accounts payable	$38,946	$45,858
Accrued income taxes	89,617	79,553
Accrued compensation	75,744	99,652
Other accrued liabilities	200,212	150,961
Deferred revenue	843,289	801,577

Total current liabilities	1,247,808	1,177,601
Deferred revenue, less current portion	242,549	242,936
Accrued taxes and other long-term liabilities	87,032	88,241

Total liabilities	1,577,389	1,508,778

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2008 and 2007	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 178,672,704 shares at June 30, 2008 and 173,148,853 shares at December 31, 2007
Outstanding: 154,559,470 shares at June 30, 2008 and 160,545,422 shares at December 31, 2007	1,787	1,732
Treasury stock, at cost: 24,113,234 shares at June 30, 2008 and 12,603,431 shares at December 31, 2007	(705,457)	(303,270)
Additional paid-in capital	1,953,809	1,810,290
Accumulated other comprehensive income	40,868	32,498
Retained earnings	442,070	364,075

Total stockholders’ equity	1,733,077	1,905,325

Total liabilities and stockholders’ equity	$3,310,466	$3,414,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$199,754	$165,162	$387,972	$332,767
Subscription	164,243	133,291	325,217	261,659
Product	32,761	16,377	53,210	35,282

Total net revenue	396,758	314,830	766,399	629,708
Cost of net revenue:
Service and support	15,585	11,835	30,429	24,228
Subscription	46,375	39,615	92,965	77,001
Product	14,416	11,419	29,358	23,324
Amortization of purchased technology and patents	13,357	8,515	26,917	16,884

Total cost of net revenue	89,733	71,384	179,669	141,437
Operating costs:
Research and development	61,998	54,819	120,623	109,432
Marketing and sales	128,887	95,147	247,244	188,228
General and administrative	58,055	42,102	100,744	86,953
Investigation costs	266	9,148	1,642	14,200
Amortization of intangibles	5,636	3,556	10,976	6,238
Restructuring (benefits) charges	(2,214)	(77)	(2,143)	3,049

Total operating costs	252,628	204,695	479,086	408,100

Income from operations	54,397	38,751	107,644	80,171
Interest and other income, net	10,252	18,715	23,287	33,030
Gain on investments, net	218	151	2,680	260

Income before provision for income taxes	64,867	57,617	133,611	113,461
Provision for income taxes	17,041	9,573	55,616	22,067

Net income	$47,826	$48,044	$77,995	$91,394

Other comprehensive income:
Unrealized loss on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$(3,573)	$(566)	$(4,510)	$(97)
Foreign currency translation (loss) gain	(5,655)	3,933	12,880	4,369

Comprehensive income	$38,598	$51,411	$86,365	$95,666

Net income per share — Basic	$0.30	$0.30	$0.49	$0.57

Net income per share — Diluted	$0.30	$0.29	$0.48	$0.56

Shares used in per share calculation — Basic	158,770	159,800	159,882	159,799

Shares used in per share calculation — Diluted	161,553	163,814	163,367	163,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$77,995	$91,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,212	40,646
Impairment of marketable securities	2,570	—
Provision for (recovery of) doubtful accounts, net	337	(124)
Non-cash restructuring (benefit) charge	(2,776)	1,286
Discount amortization on marketable securities	(1,136)	(2,638)
Loss on sale of assets and technology	67	11
Gain on sale of investments	(5,251)	(260)
Deferred income taxes	18,580	3,175
(Decrease) increase in fair value of options accounted for as liabilities	(5,483)	1,915
Non-cash stock-based compensation expense	31,333	30,497
Excess tax benefits from stock-based compensation	(12,464)	(12)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	37,860	10,333
Prepaid expenses, prepaid taxes and other assets	(31,207)	(5,648)
Accounts payable	(10,036)	1,330
Accrued taxes and other liabilities	(7,518)	9,552
Deferred revenue	919	5,644

Net cash provided by operating activities	151,002	187,101

Cash flows from investing activities:
Purchase of marketable securities	(231,322)	(346,873)
Proceeds from sales of marketable securities	378,367	111,513
Proceeds from maturities of marketable securities	245,197	217,401
Acquisitions, net of cash acquired	(55,041)	—
(Increase) decrease in restricted cash	(2)	393
Purchase of patents	—	(9,300)
Purchase of property, equipment and leasehold improvements	(21,001)	(18,850)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	316,198	(41,611)

Cash flows from financing activities:
Proceeds from issuance of common stock from option plans	87,044	—
Excess tax benefits from stock-based compensation	12,464	12
Repurchase of common stock	(382,896)	(196)

Net cash used in financing activities	(283,388)	(184)

Effect of exchange rate fluctuations on cash	24,656	7,651

Net increase in cash and cash equivalents	208,468	152,957
Cash and cash equivalents at beginning of period	394,158	389,627

Cash and cash equivalents at end of period	$602,626	$542,584

Non-cash investing and financing activities:
Unrealized loss on marketable securities, net	$4,510	$97

Accrual for purchase of property, equipment and leasehold improvements	$5,058	$4,676

Fair value of assets acquired in business combination, excluding cash acquired	$64,363	$—

Liabilities assumed in business combination	$14,062	$—

Accrued purchase price	$1,268	$—

Unsettled repurchase of common stock	$19,291	$—

Modification of stock options — reclassification from equity to liability awards	$—	$4,326

Exercise of stock options — reclassification from liability to equity awards	$16,994	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,334	$15,576

Cash received from income tax refunds	$3,471	$11,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

McAfee, Inc. and our wholly owned subsidiaries (“we”, “us” or “our”) are a leading dedicated security technology company that secures systems and networks from threats around the world. Our security solutions are offered primarily to large enterprises, government agencies, small and medium-sized businesses and consumers either directly or through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America.

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and June 30, 2007. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

In the three months ended June 30, 2008, we added the disclosure of “Potential Impairment of Marketable Securities” to our critical accounting policies and, therefore, have included “Marketable Securities” in our significant accounting policies below. We have had no significant changes in our accounting policies during the six months ended June 30, 2008 as compared to our accounting policies for the year ended December 31, 2007.

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses that are considered to be temporary reported, net of related taxes, as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the consolidated balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the consolidated balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time the fair value is below amortized cost, significant changes in the operating performance, financial condition or business model of the issuer or underlying assets, the difference between fair value and amortized cost, and changes in market conditions. Any “other than temporary decline” in value is reported in earnings and a new cost basis for the marketable security established. In the three months and six months ended June 30, 2008, we recorded an impairment on a single marketable security of $2.6 million. We had no impairment of marketable securities in the three and six months ended June 30, 2007.

Inventory

Inventory, which consists primarily of finished goods held at fulfillment partner locations and inventory sold into our channel that has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets and were $4.7 million as of June 30, 2008 and $3.0 million as of December 31, 2007.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and royalty arrangements, are included in prepaid expenses and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At June 30, 2008, our deferred costs were $149.0 million.

Investigation Costs

Investigation costs in 2008 include primarily ongoing legal expenses arising as a result of our recently completed investigation into our historical stock option granting practices and in 2007 include various expenses related to our recently completed investigation into our historical stock option granting practices.

Reclassifications

In the condensed consolidated statement of cash flows for the six months ended June 30, 2007, we have reclassified $103.7 million within investing activities to properly reflect partial pay downs received on asset-backed investments as “proceeds from maturities of marketable securities” rather than “proceeds from sales of marketable securities”.

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

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
	June 30,	Using Identical Assets	Inputs	Inputs
Description	2008	(Level 1)(1)	(Level 2)(2)	(Level 3)(3)

Available-for-sale securities:
United States (“U.S.”) Government notes and bonds(4)	$253,059	$221,726	$31,333	$—
Corporate notes and bonds(4)	134,215	—	134,215	—
Asset-backed securities(4)	115,141	—	115,141	—
Mortgage-backed securities(4)	26,286	—	26,286	—
Cash and cash equivalents(5)	52,048	—	52,048	—

Total available-for-sale securities	580,749	221,726	359,023	—
Foreign exchange derivatives(6)	715	715	—	—

Total	$581,464	$222,441	$359,023	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term marketable securities on our condensed consolidated balance sheets.

(5)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in other current assets and other accrued liabilities on our condensed consolidated balance sheets.

In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. FSP 157-2 is effective for us beginning January 1, 2009 and will be applied prospectively. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.

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

Recent Accounting Pronouncements

Maintenance Deposits Under Lease Arrangements

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for us beginning January 1, 2009. We are currently assessing the impact of EITF 08-3 on our consolidated financial position, results of operations and cash flows.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our consolidated financial position, results of operations and cash flows.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value under FASB Statement No. 141, “Business Combination”. FSP 142-3 is effective for us beginning January 1, 2009. We currently are assessing the impact that FSP 142-3 may have on our consolidated financial position, results of operations and cash flows.

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

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Amortization of fair value of options	$5,800	$4,214	$11,377	$9,272
Extension of post-termination exercise period	—	340	—	11,078
Expense (benefit) related to cash settlement of options	—	1,959	(382)	2,190
Restricted stock awards and units	6,482	5,236	12,307	10,147
Restricted stock units with performance-based vesting	6,894	—	7,149	—
Tender offer	—	—	601	—
Employee Stock Purchase Plan	500	—	500	—

Total stock-based compensation expense	$19,676	$11,749	$31,552	$32,687

Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option granting practices investigation, through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we imposed restrictions on our ability to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by 640 former employees and outside directors that would expire during the blackout period. As a result of this modification, we recognized $0.3 million of stock-based compensation expense in the three months ended June 30, 2007, and $11.1 million in the six months ended June 30, 2007, based on the fair value of the modified options. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FSPs, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by 690 former employees and outside directors whose service to us terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of (i) the ninetieth (90th) calendar day after December 21, 2007, the date we became current in our reporting obligations under the Securities Exchange Act of 1934, as amended, (ii) the expiration of the contractual terms of the options, or (iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FSPs, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19. As a result, in November 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of these options utilizing the Black-Scholes valuation model and recognized any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change.

As of March 31, 2008, the January 2007 and November 2007 modified options had been exercised or had expired. The fair values of the options that had been exercised during the first quarter of 2008 were remeasured on the respective date of exercise and recorded as an increase to additional paid-in capital. The options that expired were remeasured to have no fair value. We recognized no expense in the three months ended June 30, 2008 and a benefit of $5.5 million in the six months ended June 30, 2008 related to the change in fair value of these options. We recognized $1.9 million of expense related to the change in fair value of these options in the three and six months ended June 30, 2007. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense. We will not recognize any further expense related to these extensions of post-termination exercise period.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three and six months ended June 30, 2007, we recognized expense of approximately $2.0 million and $2.2 million, respectively, based on the change in the liability we recorded for the intrinsic value of these options. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using our December 31, 2007 closing stock price. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We recognized no expense in the three months ended June 30, 2008 and recognized a $0.4 million benefit for the difference between the December 31, 2007 liability and the amount paid in the six months ended June 30, 2008. All of these options were cash settled by March 31, 2008, and we will not recognize any further expense related to these options.

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of RSAs and RSUs. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs. The fair value of these awards is recognized to expense over the requisite service period of the awards.

Restricted stock units with performance-based vesting.  We recognize stock-based compensation expense for the fair value of PSUs. These awards vest as follows: 50% vest only if performance criteria are met (“performance component”) and 50% cliff vest four years from the date of grant, with accelerated vesting if performance criteria are met (“service component”). Certain executive grants have only the performance component. The performance component will vest one-third each year from the date of grant, provided that the performance criteria are met for each respective year. If the performance criteria are not met in any one year, then the options that would have vested in that year are forfeited. The performance component is being recognized as expense one-third each year provided we determine it is probable that the performance criteria will be met. For certain of the PSUs, we have not communicated the performance criteria to the employees. For these awards, the accounting grant date will not occur until it is known whether the performance criteria are met, and such achievement or non-achievement is communicated to the employees. These awards will be marked-to-market at the end of each reporting period through the accounting grant date, and recognized over the expected vesting period. For the awards for which the performance criteria have been communicated, stock-based compensation expense has been measured on the grant date, and is being recognized over the expected vesting period.

The service component will cliff vest four years from the grant date, with an acceleration provision based on the same performance criteria as the performance component. Each of the three tranches is being accounted for as a separate award. If the performance criteria are met for each respective year, the awards will vest one-third each year from the grant date. The accounting grant date is deemed to have occurred and stock-based compensation has been measured on the grant date, and will be recognized over the expected vesting period.

Tender offer.  In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by us to holders of certain outstanding stock options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. As part of this tender offer, we will pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in the six months ended June 30, 2008, and $1.3 million will be paid to U.S. employees in 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded during the six months ended June 30, 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million. We will not recognize any further expense related to the tender offer.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued.

The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of net revenue — service and support	$526	$356	$728	$955
Cost of net revenue — subscription	219	185	317	543
Cost of net revenue — product	281	199	425	457

Stock-based compensation expense included in cost of net revenue	1,026	740	1,470	1,955
Research and development	4,445	3,293	8,066	8,265
Marketing and sales	9,115	4,812	12,863	13,325
General and administrative	5,090	2,904	9,153	9,142

Stock-based compensation expense included in operating costs	18,650	11,009	30,082	30,732

Total stock-based compensation expense	19,676	11,749	31,552	32,687
Deferred tax benefit	(5,737)	(2,903)	(8,944)	(9,688)

Total stock-based compensation expense, net of tax	$13,939	$8,846	$22,608	$22,999

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At June 30, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs, RSAs and ESPP grants that have not yet been recognized as compensation expense was $104.2 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.7 million PSUs for which the performance criteria have not been set.

Under SFAS 123(R), we use the Black-Scholes model to estimate the fair value of our option awards and ESPP grants. The key assumptions used in the model during the three and six months ended June 30, 2008 and 2007, respectively, are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock option grants:
Risk free interest rate	3.3%	4.6%	3.0%	4.7%
Weighted average expected lives (years)	5.9	6.5	5.9	6.3
Volatility	32.0%	30.0%	36.9%	28.8%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate	2.0%	—	2.0%	—
Weighted average expected lives (years)	0.5	—	0.5	—
Volatility	32.0%	—	32.0%	—
Dividend yield	—	—	—	—

During the three and six months ended June 30, 2007, we did not have any ESPP grants.

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

In the three months ended March 31, 2008, for one executive officer, the exercise price on options were upward repriced to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. We will pay this executive officer a cash bonus of $0.1 million in 2009 as reimbursement for the increase in the exercise price of his options resulting from the amendment.

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under IRS Announcement 2007-18 and a similar state of California Announcement, whereby we paid additional 409A taxes on behalf of certain former U.S. employees who had already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors were specifically excluded from the program. Through June 30, 2007, we recorded $1.3 million of expense associated with this program for Section 409A affected options exercised during this period. We had no expense associated with this program in the three and six months ended June 30, 2008.

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

In the three and six months ended June 30, 2008, we recorded no costs associated with former employees’ exercises of certain Section 409A affected options. The following table summarizes for the three and six months ended June 30, 2007 costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

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

In the fourth quarter of 2007, we paid $4.5 million to a third party to settle prior alleged patent infringement claims against ScanAlert and for a fully paid future license for the use of the patent until its expiration. We have accounted for this entire amount as part of the ScanAlert purchase price as the arrangement with the third party was entered into as a result of the pending ScanAlert acquisition. Of the total $4.5 million payment, $0.9 million was allocated to the assumption of the patent infringement liability and $3.6 million was allocated to prepaid license fees to be amortized over five years. We have recorded a $1.3 million long-term liability on our consolidated balance sheet as of June 30, 2008 for a portion of the purchase price held-back for future indemnification claims.

The amount will be paid out, net of any claims, in July 2009. Excluding these two items from the total purchase price, cash paid for the acquisition in 2008 was $49.1 million.

The purchase agreement provides for two earn-out payments totaling $29.5 million contingent upon the achievement of ScanAlert net bookings targets during the three-year period subsequent to the close of the acquisition. The first earn-out payment is $12.5 million and the second earn-out payment is $17.0 million. We have not accrued any portion of the earn-out payments as purchase price as achievement of the earn-out targets is not determinable beyond a reasonable doubt. Approximately $1.3 million and $1.8 million of the first and second earn-out payments, respectively, are subject to certain employees providing future service. Therefore, these amounts will be accounted for as post-acquisition compensation expense to the extent the earn-out targets are probable of being met. We have assessed the first earn-out target as being probable and the second earn-out target as not being probable. We are recognizing the $1.3 million compensatory portion of the first earn-out as compensation expense from the close of the acquisition through the end of 2009, resulting in $0.2 million and $0.3 million of compensation expense being recognized in the three and six months ended June 30, 2008, respectively.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $42.7 million of goodwill, which is deductible for tax purposes due to a Section 338(h)(10) election under the IRC. Goodwill resulted primarily from our expectation that we will be able to provide ScanAlert’s service offerings to our customers and enhance our existing products with those of ScanAlert. We have incorporated ScanAlert’s technology into our existing SiteAdvisor web rating system. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which covers two employees and provides for payment of up to $1.5 million through January 2011, was established at the close of the acquisition. At June 30, 2008, $0.2 million had been expensed and no amounts had been paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert, as adjusted for subsequent purchase price adjustments (in thousands):

Technology	$4,759
Other intangibles	14,505
Goodwill	42,555
Deferred tax assets	1,970
Cash	107
Prepaid license fees	3,627
Other assets	1,447

Total assets acquired	68,970
Accrued liabilities	8,983
Deferred revenue	5,079

Total liabilities assumed	14,062

Net assets acquired	$54,908

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

SafeBoot

In November 2007, we acquired 100% of the outstanding shares of SafeBoot Holding B.V. (“SafeBoot”) an enterprise security software vendor for data protection via encryption and access control, for $348.3 million. The purchase price consisted of the following (in thousands):

Cash paid as of December 31, 2007	$294,887
Escrow deposit	43,750
Direct acquisition and other costs paid in the six months ended June 30, 2008	6,007
Fair value of options assumed	3,740

Total purchase price before imputed interest	348,384
Imputed interest	(1,002)

Total purchase price	$347,382

For convenience, we designated October 31, 2007 as the effective date for this acquisition, which resulted in $1.0 million of imputed interest being charged to results of operations.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $215.8 million of goodwill, which is deductible for tax purposes due to a Section 338(g) election under the IRC. Goodwill resulted primarily from our expectation that we will now be able to provide our customers with comprehensive data protection, including endpoint, network, web, email and data security, as well as risk and compliance solutions. We have integrated SafeBoot technology into our centralized management console for enterprise customers. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 8.0 years or a weighted-average period of 4.5 years. As part of the acquisition, we assumed approximately 0.5 million outstanding stock options.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of SafeBoot, as adjusted for subsequent purchase price adjustments (in thousands):

Technology	$102,340
Other intangibles	41,800
Goodwill	216,989
Cash	9,760
Other assets	24,536

Total assets acquired	395,425

Accrued liabilities	26,847
Deferred revenue	9,394
Deferred tax liabilities	11,802

Total liabilities assumed	48,043

Net assets acquired	$347,382

A performance and retention plan, which provides for payment of up to $0.3 million through 2008, was established at the closing of the acquisition. At June 30, 2008, $0.3 million had been expensed and $0.2 million had been paid related to this performance plan.

The following unaudited pro forma financial information presents our combined results with SafeBoot as if the acquisition had occurred at the beginning of 2007 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Pro forma net revenue	$327,585	$652,658

Pro forma net income	$39,152	$73,610

Pro forma basic net income per share	$0.25	$0.46

Pro forma diluted net income per share	$0.24	$0.45

Shares used in per share calculation — basic	159,800	159,799

Shares used in per share calculation — diluted	163,814	163,487

5.	Goodwill and Other Intangible Assets

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

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	June 30,
	2007	Acquired	Adjustments	Exchange	2008

North America	$511,491	$41,459	$437	$(204)	$553,183
EMEA	162,174	1,196	479	10,274	174,123
Japan	25,787	—	123	—	25,910
Asia-Pacific (excluding Japan)	34,217	—	39	—	34,256
Latin America	16,420	—	24	(185)	16,259

Total	$750,089	$42,655	$1,102	$9,885	$803,731

The goodwill acquired during the six months ended June 30, 2008 is due to the acquisition of ScanAlert. The adjustments to goodwill are a result of purchase accounting adjustments for the ScanAlert and SafeBoot acquisitions.

The components of intangible assets are as follows (in thousands):

	June 30, 2008				December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.3 years	$289,516	$(154,342)	$135,174	$282,293	$(129,082)	$153,211
Trademarks and patents	5.0 years	43,406	(35,505)	7,901	42,922	(33,956)	8,966
Customer base and other intangibles	5.7 years	135,185	(70,282)	64,903	117,731	(59,782)	57,949

		$468,107	$(260,129)	$207,978	$442,946	$(222,820)	$220,126

The aggregate amortization expenses for the intangible assets listed above totaled $19.1 million and $12.1 million in the three months ended June 30, 2008 and 2007, respectively, and $38.0 million and $23.1 million in the six months ended June 30, 2008 and 2007, respectively.

Expected future intangible asset amortization expense as of June 30, 2008 is as follows (in thousands):

Fiscal years:
Remainder of 2008	$36,823
2009	62,796
2010	53,645
2011	35,336
2012	12,025
Thereafter	7,353

$207,978

6.	Restructuring Charges

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2008 (the “2008 Restructuring”), we took the following measures:

•	eliminated redundant positions related to the SafeBoot acquisition; and

•	realigned sales force.

During 2006 (the “2006 Restructuring”), we took the following measures:

•	reduced our workforce; and

•	continued our efforts to consolidate and dispose of excess facilities.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures:

•	reduced our workforce;

•	our efforts to consolidate and dispose of excess facilities;

•	moved our European headquarters to Ireland and substantially vacated a leased facility in Amsterdam;

•	consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas;

•	relocated employees from Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities; and

•	sold our Sniffer and Magic product lines in 2004.

Restructuring benefits in the six months ended June 30, 2008 totaled $2.1 million, consisting of a $5.1 million benefit, net of accretion, related primarily to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 and 2004 restructuring activities, partially offset by a $2.9 million charge related to 2008 Restructuring. We intend to move back into these floors in 2008.

2008 Restructuring

Activity and liability balances related to our 2008 restructuring are as follows (in thousands):

Severance

Balance, January 1, 2008	$—
Restructuring accrual	2,924
Cash payments	(1,462)

Balance, June 30, 2008	$1,462

In the six months ended June 30, 2008, we recorded a restructuring charge of $0.8 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee. This charge was recorded in our EMEA. We also recorded a $2.1 million restructuring charge related to the realignment of our sales force, of which $0.5 million and $1.6 million were recorded in North America and EMEA, respectively.

2006 Restructuring

Activity and liability balances related to our 2006 restructuring are as follows (in thousands):

	Lease	Severance
	Termination	and Other
	Costs	Benefits	Total

Balance, January 1, 2007	$—	$2,390	$2,390
Restructuring accrual	330	2,634	2,964
Adjustment to liability	(24)	(196)	(220)
Cash payments	(233)	(4,542)	(4,775)
Effects of foreign currency exchange	4	7	11

Balance, December 31, 2007	77	293	370
Cash payments	(19)	—	(19)

Balance, June 30, 2008	$58	$293	$351

During 2007, we completed the restructuring activities that we began in the fourth quarter of 2006 when we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. We also recorded a restructuring charge of $2.6 million in 2007 related to a reduction in headcount of 33 marketing and sales employees, of which $0.2 million, $2.3 million and $0.1 million was recorded in North America, EMEA and Asia-Pacific, respectively.

Lease termination costs will be paid through 2009.

2004 and 2003 Restructurings

Activity and liability balances related to our 2004 and 2003 restructuring actions are as follows (in thousands):

Lease
Termination
Costs

Balance, January 1, 2007	$12,248
Cash payments	(2,235)
Adjustment to liability	5,552
Effects of foreign currency exchange	99
Accretion	431

Balance, December 31, 2007	16,095
Cash payments	(1,911)
Adjustment to liability	(5,393)
Reclassification to deferred rent liability	(1,509)
Effects of foreign currency exchange	(12)
Accretion	242

Balance, June 30, 2008	$7,512

Lease termination costs included vacating several leased facilities, net of estimated sublease income, costs associated with subleasing the vacated facilities, asset disposals and discontinued use of certain leasehold improvements and furniture and equipment primarily in North America. Other costs include legal expenses incurred in international locations in conjunction with headcount reductions. Lease termination costs will be paid through 2013.

The adjustment in 2008 primarily relates to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 and 2004 restructuring activities. We intend to move back into these floors in 2008.

7.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2008 and December 31, 2007.

8.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator — Basic and diluted net income	$47,826	$48,044	$77,995	$91,394

Denominator — Basic
Basic weighted average common stock outstanding	158,770	159,800	159,882	159,799

Denominator — Diluted
Basic weighted average common stock outstanding	158,770	159,800	159,882	159,799
Effect of dilutive securities:
Common stock options and restricted stock units and awards(1)	2,783	4,014	3,485	3,688

Diluted weighted average shares	161,553	163,814	163,367	163,487

Net income per share — Basic	$0.30	$0.30	$0.49	$0.57

Net income per share — Diluted	$0.30	$0.29	$0.48	$0.56

(1)	In the three months ended June 30, 2008 and 2007, 4.2 million and 1.9 million RSUs and options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for the three months ended June 30, 2008 because they are contingently issuable shares.

In the six months ended June 30, 2008 and 2007, 4.7 million and 2.7 million RSUs and options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for the six months ended June 30, 2008 because they are contingently issuable shares.

9.	Income Taxes

For the three months ended June 30, 2008 and 2007 we had a tax provision of $17.0 million and $9.6 million, respectively, reflecting an effective tax rate of 26% and 17%, respectively. The effective tax rate for the three months ended June 30, 2008 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2007 differed from the statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions as well as a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate.

For the six months ended June 30, 2008 and 2007 we had a tax provision of $55.6 million and $22.1 million, respectively, reflecting an effective tax rate of 42% and 19%, respectively. The effective tax rate for the six months ended June 30, 2008 differs from the U.S. statutory rate primarily due to the negative impact resulting from acquisition integration activities, which, on a year to date basis, accounts for 18 percentage points of the effective tax rate, offset by the benefit of lower tax rates in certain jurisdictions. We have filed for administrative relief from the negative tax consequences associated with the acquisition integration activities with the U.S. Internal Revenue Service. If the administrative relief is granted, we will reverse the previously recorded tax expense in the period in which the relief is granted. The effective tax rate for the six months ended June 30, 2007 differed from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

The earnings from our foreign operations in India are subject to a tax holiday. In May, 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2008.

We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result, we apply a more-likely-than-not recognition threshold for all income tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $5.0 million to $20.0 million as audits close and statutes expire.

Subsequent to June 30, 2008, we concluded a limited scope examination of our U.S. federal income tax returns for the calendar years 2002, 2003, 2004 and 2005 with the Internal Revenue Service. There will be no material impact on the financial statements resulting from this examination.

10.	Business Segment Information

We have concluded that we have one business and operate in one industry. We develop, market, distribute and support computer and network security solutions for large enterprises, governments, small and medium-sized businesses and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. Our chief operating decision maker is our chief executive officer.

We market and sell anti-virus and security software, hardware and services through our geographic regions. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer on our web site, suites of online products and services personalized for the user based on the users’ personal computer configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the internet.

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenue by region:
North America	$204,218	$162,949	$393,968	$327,475
EMEA	132,340	103,346	254,588	205,036
Japan	28,152	25,024	55,171	50,236
Asia-Pacific, excluding Japan	19,247	14,651	37,283	27,943
Latin America	12,801	8,860	25,389	19,018

Net revenue	$396,758	$314,830	$766,399	$629,708

Operating income by region:
North America	$64,944	$54,105	$121,028	$111,445
Europe	69,533	59,024	134,357	118,680
Japan	15,734	16,305	30,993	32,245
Asia-Pacific, excluding Japan	1,935	1,184	3,778	3,736
Latin America	7,438	5,338	15,091	12,241
Corporate	(105,187)	(97,205)	(197,603)	(198,176)

Income from operations	$54,397	$38,751	$107,644	$80,171

The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

General and administrative and other operating costs	$41,948	$45,052	$79,968	$89,195
Corporate marketing	24,819	16,845	45,297	31,252
Stock-based compensation	19,676	11,749	31,552	32,687
Amortization of purchased technology and other intangibles	18,993	12,071	37,893	23,122
Investigation costs	266	9,148	1,642	14,200
Acquisition and retention bonuses	1,635	2,410	3,327	4,660
Restructuring charges	(2,214)	(77)	(2,143)	3,049
Loss on sale of assets and technology	64	7	67	11

Corporate expenses	$105,187	$97,205	$197,603	$198,176

11.	Litigation

Settled Cases

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines, Inc. v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserted that (i) several of our

Enterprise products infringe a Deep Nines’ patent and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. On June 18, 2008, the District Court granted, in part, McAfee’s motion for summary judgment, thereby removing all accused products from the case except IntruShield, one of our network protection offerings. On July 15, 2008, a jury found that certain applications of IntruShield infringe upon Deep Nines’ patent and awarded a one-time, lump sum payment for past and future damages. On July 29, 2008 we resolved all patent litigation matters with Deep Nines, Inc. by entering into a $25.0 confidential settlement agreement. As part of the settlement, we acquired certain nonexclusive rights and entered into a mutual release of all related claims. In the three months ended June 30, 2008, we recorded $9.0 million of legal settlement costs. The remaining $16.0 million was recorded as an asset as of June 30, 2008, and will be amortized to cost of product revenues in our condensed consolidated statements of income and comprehensive income over the economic life, which is estimated to be the remaining life of the primary patent which expires in 2020. We expect dismissal of all litigation pending between us and Deep Nines, Inc. within 90 days.

In February 2007, we reached a confidential settlement of a breach of contract, fraud and bad faith lawsuit filed in June 2002 in the United States District Court, District of Massachusetts for $15.5 million. As part of the settlement, we acquired and recorded ownership of intangible assets which were valued at $9.3 million and we expensed $6.2 million for prior claims, of which $5.0 million was recognized as expense in the three months ended June 30, 2006, with the balance of $1.2 million being expensed in 2004 and prior periods. The case was dismissed in March 2007.

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

Other

In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in December of 2008. We believe these claims are without merit, and intend to contest them vigorously. Additionally, we have filed counterclaims against the former executive. No provision has been recorded in the financial statements related to this matter.

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in November 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

12.	Warranty Accrual and Guarantees

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of June 30, 2008 and December 31, 2007 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2007	$662
Additional accruals	1,546
Costs incurred during the period	(1,719)

Balance, December 31, 2007	489
Additional accruals	1,966
Costs incurred during the period	(1,736)

Balance, June 30, 2008	$719

The following is a summary of certain guarantee and indemnification agreements as of June 30, 2008:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We cannot estimate the fair value of these indemnification agreements in excess of applicable insurance coverage due the fact that the insurers are denying coverage in many instances where we believe coverage should apply. We believe we will prevail in these insurance coverage disputes.

•	Under the terms of our agreements to sell Magic in January 2004, Sniffer in July 2004 and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. To date, we have paid no amounts under the representations and warranties indemnifications. We have not recorded any accruals related to these agreements.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Related Party Transaction

David G. DeWalt, our chief executive officer, is a director of Polycom, Inc., one of our customers. We recognized $0.1 million of revenue from Polycom, Inc. during the three and six months ended June 30, 2008. At June 30, 2008, our outstanding accounts receivable balance related to Polycom, Inc. was $0.1 million. Our deferred revenue balance related to Polycom, Inc. was $0.1 million at June 30, 2008.

Denis J. O’Leary, one of our directors, is also a director of Fiserv, Inc., one of our customers. We recognized less than $0.1 million of revenue from Fiserv, Inc. during the six months ended June 30, 2008. At June 30, 2008, we had no outstanding accounts receivable balance related to Fiserv, Inc. Our deferred revenue balance related to Fiserv. Inc. was $0.2 million at June 30, 2008.

14.	Subsequent Events

From July 1, 2008 through the date of this filing, we have repurchased approximately 3.4 million shares of our common stock in the open market for approximately $112.6 million.

In July 2008, we signed a definitive agreement to acquire privately-owned Reconnex for $46.0 million in cash. Reconnex is a data loss prevention company with technology that learns and adapts to automate the ongoing protection of data. Reconnex’s technology helps an organization protect the information assets on its network without requiring upfront knowledge of what needs to be protected. Closing of the transaction is subject to customary closing conditions and there can be no assurance that the transaction will be consummated. We expect the acquisition to close during the three months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee,” “ePolicy Orchestrator,” “ePO,” VirusScan,” “IntruShield,” “Entercept,” “Foundstone,” “SiteAdvisor,” “Avert,” “Preventsys,” “Total Protection,” “SecurityAlliance,” “McAfee Security,” “SafeBoot,” “ScanAlert” and “Hacker Safe.”

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Overview and Executive Summary

We are a leading dedicated security technology company that secures systems and networks from threats around the world. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, and continuously track and improve their security. We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management: identify and prioritize assets; determine acceptable risk; protect against threats; and enforce and measure compliance. We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks, blocking immediate threats while proactively providing protection from future threats.

We also provide software to manage and enforce security policies for organizations of any size. Finally, we incorporate expert services and technical support to ensure a solution is actively meeting our customers’ needs. These integrated solutions help our customers solve problems, enhance security and reduce costs.

We have one business and operate in one industry, developing, marketing, distributing and supporting computer and network security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified partners. We derive our revenue from three sources: (i) service and support revenue, which include support and maintenance, training, consulting and web security revenue; (ii) subscription revenue, which consists of revenue from online subscription arrangements; and (iii) product revenue, which includes revenue from perpetual software licenses (those with a one-time license fee) and hardware sales and retail product sales. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During the fourth quarter of 2007, we acquired SafeBoot for $347.4 million net of imputed interest. During the first quarter of 2008, we acquired ScanAlert for $54.9 million, of which $49.1 was paid in the three months ended March 31, 2008 and $4.5 million was paid in the last quarter of 2007. We have recorded a $1.3 million long-term liability on our consolidated balance sheet as of June 30, 2008 for a portion of the purchase price held-back for future indemnification claims. The amount will be paid out, net of any claims, in July 2009.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three months ended June 30, 2008 grew by $82.0 million to $396.8 million from $314.8 million in the three months ended June 30, 2007. Our net revenue in the six months ended June 30, 2008 grew by $136.7 million to $766.4 million from $629.7 million in the six months ended June 30, 2007. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended June 30, 2008 decreased by $0.2 million to $47.8 million from $48.0 million for the three months ended June 30, 2007. Our net income for the six months ended June 30, 2008 declined by $13.4 million to $78.0 million from $91.4 million for the six months ended June 30, 2007, primarily due to an increase in our effective tax rate discussed in “Provision for Income Taxes” below, partially offset by improved income from operations.

Critical Accounting Policies and Estimates

We have added disclosure of “Potential Impairment of Marketable Securities” to our critical accounting policies and estimates during the six months ended June 30, 2008. We had no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2007.

Potential Impairment of Marketable Securities

All of our marketable securities are classified as available-for-sale securities. We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. This determination requires significant judgment and actual results may be materially different than our estimate. Factors that we use to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time the fair value is below amortized cost, significant changes in the operating performance, financial condition or business model of the issuer or underlying assets, and changes in market conditions. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. In the three and six months ended June 30, 2008, we recorded an impairment on a single marketable security of $2.6 million, which is included in interest and other income on our condensed consolidated statements of income and comprehensive income. We had no impairment of marketable securities in the three and six months ended June 30, 2007.

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available for sale securities and foreign currency contracts, subject to valuation under SFAS 157. In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. FSP 157-2 is effective for us beginning January 1, 2009 and will be applied prospectively. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations. See Note 2 to the condensed consolidated financial statements for further discussion.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$199,754	$165,162	$34,592	21%	$387,972	$332,767	$55,205	17%
Subscription	164,243	133,291	30,952	23	325,217	261,659	63,558	24
Product	32,761	16,377	16,384	100	53,210	35,282	17,928	51

Total net revenue	$396,758	$314,830	$81,928	26%	$766,399	$629,708	$136,691	22%

Percentage of total net revenue:
Service and support	50%	53%			51%	53%
Subscription	42	42			42	41
Product	8	5			7	6

Total net revenue	100%	100%			100%	100%

The increase in net revenue in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflected (i) a $57.6 million, or 32%, increase in our corporate business and (ii) a $24.3 million, or 18%, increase in our consumer business. The increase in net revenue in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflected (i) an $87.6 million, or 24%, increase in our corporate business and (ii) a $49.1 million, or 19%, increase in our consumer business. Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenues or activities associated with providing an overall safe consumer experience on the internet or cellular networks. The latter category includes annotation, scanning and search revenue associated with ScanAlert and SiteAdvisor as the primary benefit of such offerings is to protect the consumer internet and mobile experience and a majority of the fees generated are based on underlying consumer activity. In the three months ended June 30, 2008, approximately 80% of our total net revenue came from prior-period deferred revenue.

Net revenue from our corporate business increased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to a 41% increase in revenues from our network protection offerings, a 30% increase in revenues from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, and a 24% increase in our vulnerability and risk management offerings. During the three months ended June 30, 2008, we also experienced an increase in the sale of our hardware solutions, which allows for higher upfront revenue recognition.

Net revenue from our corporate business increased during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to a 30% increase in revenues from our network protection offerings, a 23% increase in revenues from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, and a 16% increase in our vulnerability and risk management offerings.

During the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, we generally increased price points for our end point solutions. We also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach which bundles multiple products and services into suite offerings, which positively impacted deferred revenue and will impact our revenue in future periods.

Net revenue from our consumer market increased during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 primarily due to (i) online subscriber growth due to an increase in our customer base, (ii) increased online renewal subscriptions from a larger customer base, and (iii) increased percentage of suite sales from lower-priced suites to higher-priced suites. We continued to strengthen our relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Net revenue:
North America	$204,218	$162,949	$41,269	25%	$393,968	$327,475	$66,493	20%
Europe, Middle East and Africa (“EMEA”)	132,340	103,346	28,994	28	254,588	205,036	49,552	24
Japan	28,152	25,024	3,128	13	55,171	50,236	4,935	10
Asia-Pacific, excluding Japan	19,247	14,651	4,596	31	37,283	27,943	9,340	33
Latin America	12,801	8,860	3,941	44	25,389	19,018	6,371	34

Total net revenue	$396,758	$314,830	$81,928	26%	$766,399	$629,708	$136,691	22%

Percentage of total net revenue:
North America	51%	52%			52%	52%
EMEA	34	33			33	33
Japan	7	8			8	8
Asia-Pacific, excluding Japan	5	4			4	4
Latin America	3	3			3	3

Total net revenue	100%	100%			100%	100%

Net revenue outside of North America accounted for approximately 49% of total net revenue in both the three and six months ended June 30, 2008, and 48% of total net revenue in both the three and six months ended June 30, 2007. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended June 30, 2008 was primarily related to (i) a $23.1 million increase in corporate revenue in North America due to increased revenue from our network protection offerings, our end point solutions and our vulnerability and risk management offerings and (ii) an $18.2 million increase in consumer revenue in North America due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites.

The increase in total net revenue in North America during the six months ended June 30, 2008 was primarily related to (i) a $30.3 million increase in corporate revenue in North America due to increased revenue from our network protection offerings, our end point solutions and our vulnerability and risk management offerings and (ii) a $36.2 million increase in consumer revenue in North America due to an increase in our customer base and increased conversions from point products to suite offerings.

The increase in total net revenue in EMEA during the three months ended June 30, 2008 was attributable to (i) a $25.3 million increase in corporate revenue due to increased revenue from our network protection offerings and our end point solutions, offset by a slight decline in our vulnerability and risk management offerings and (ii) a $3.6 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and increased percentage of suite sales from lower-priced suites to higher-priced suites. In addition, corporate revenue and consumer revenue in EMEA was positively impacted by the strengthening Euro against the United States (“U.S.”) Dollar, which resulted in an approximate $22.9 million impact to EMEA net revenue in the three months ended June 30, 2008 compared to the three months ended June 30.

The increase in total net revenue in EMEA during the six months ended June 30, 2008 was attributable to (i) a $42.1 million increase in corporate revenue due to increased revenue from our network protection offerings, our end point solutions, and our vulnerability and risk management offerings and (ii) a $7.4 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and increased percentage of suite sales from lower-priced suites to higher-priced suites. In addition, corporate revenue and consumer revenue in EMEA was positively impacted by the strengthening Euro against the U.S. Dollar, which resulted in an approximate $40.4 million impact to EMEA net revenue in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

Service and Support Revenue

The following table sets forth, for the periods indicated, each category of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$186,125	$157,750	$28,375	18%	$362,066	$317,980	$44,086	14%
Consulting, training and other services	13,629	7,412	6,217	84	25,906	14,787	11,119	75

Total service and support revenue	$199,754	$165,162	$34,592	21%	$387,972	$332,767	$55,205	17%

Percentage of service and support revenue:
Support and maintenance	93%	96%			93%	96%
Consulting, training and other services	7	4			7	4

Total service and support revenue	100%	100%			100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training, consulting and other services. The increase in service and support revenue in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to increased revenue from our consulting services that provide deployment support.

Although we expect our service and support revenue to increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate decreases or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from June 30, 2007 to June 30, 2008:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Total subscription revenue	$164,243	$133,291	$30,952	23%	$325,217	$261,659	$63,558	24%

Subscription revenue includes revenue from online subscription arrangements. The increases in subscription revenue in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba, (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (iii) increases in royalties from sales by our strategic partners. Subscription revenue continues to be positively impacted by our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of total product revenue:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
			(Dollars in thousands)

Net product revenue:
Licenses	$17,071	$8,144	$8,927	110%	$26,705	$18,218	$8,487	47%
Hardware	13,319	4,980	8,339	167	22,090	12,513	9,577	77
Retail and other	2,371	3,253	(882)	(27)	4,415	4,551	(136)	(3)

Total product revenue	$32,761	$16,377	$16,384	100%	$53,210	$35,282	$17,928	51%

Percentage of product revenue:
Licenses	52%	50%			50%	52%
Hardware	41	30			42	35
Retail and other	7	20			8	13

Total product revenue	100%	100%			100%	100%

Product revenue includes revenue from perpetual software licenses, hardware sales and retail product sales. The increases in product revenue for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were attributable to (i) decreased incentive rebates and funds provided to our partners for marketing which are recorded as an offset to revenue, (ii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions and (iii) increased revenue from our network protection solutions which have a higher hardware content and therefore more significant upfront revenue realization, offset by a slight decrease in our retail and other revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$15,585	$11,835	$3,750	32%	$30,429	$24,228	$6,201	26%
Subscription	46,375	39,615	6,760	17	92,965	77,001	15,964	21
Product	14,416	11,419	2,997	26	29,358	23,324	6,034	26
Amortization of purchased technology and patents	13,357	8,515	4,842	57	26,917	16,884	10,033	59

Total cost of net revenue	$89,733	$71,384	$18,349	26%	$179,669	$141,437	$38,232	27%

Components of gross margin:
Service and support	$184,169	$153,327			$357,543	$308,539
Subscription	117,868	93,676			232,252	184,658
Product	18,345	4,958			23,852	11,958
Amortization of purchased technology and patents	(13,357)	(8,515)			(26,917)	(16,884)

Total gross margin	$307,025	$243,446			$586,730	$488,271

Total gross margin percentage	77%	77%			77%	78%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. During 2008, we recognized for the first time, costs related to delivering annotation, scanning and search services associated with ScanAlert and SiteAdvisor. In addition, the cost of service and support revenue increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to increased professional services costs related to McAfee Consulting Services. The cost of service and support revenue as a percentage of service and support revenue for the three and six months ended June 30, 2008 remained consistent when compared to the same periods in 2007.

We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our Foundstone Consulting Services, which includes threat modeling, security assessments and education, and McAfee Consulting Services, which provide product design and deployment support.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increases in subscription costs for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were primarily attributed to an increase in the volume of online subscription arrangements and royalties paid to our online strategic partners. Cost of subscription revenue as a percentage of subscription revenue decreased slightly for the three months ended June 30, 2008, but remained consistent for the six months ended June 30, 2008 when compared to the same periods in 2007.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to increased demand for our subscription-based products with associated revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third party components. The cost of product revenue for the three and six months ended June 30, 2008 increased from the three and six months ended June 30, 2007 due to increased sales of network protection solutions. Cost of product revenue for the three and six months ended March 31, 2008 decreased as a percentage of product revenue compared to the same periods in 2007, due primarily to increased margins on corporate revenue resulting from an increase in both the number and size of larger transactions sold to customers through a solution selling approach and more significant upfront revenue realization without any additional product costs.

We anticipate that cost of product revenue will increase or decrease in absolute dollars depending on the mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology and Patents

The increase in amortization of purchased technology and patents in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is driven by the acquisitions of ScanAlert in February 2008 and SafeBoot in November 2007. Amortization for the purchased technology and patents related to these acquisitions was $7.0 million and $13.6 million in the three and six months ended June 30, 2008, respectively.

Our purchased technology is being amortized over estimated useful lives of up to seven years. Amortization associated with purchased technology recorded as of June 30, 2008 is expected to be an aggregate of approximately $26.0 million for the remainder of 2008.

Gross Margin

Our gross margins were relatively flat in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

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

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Amortization of fair value of options	$5,800	$4,214	$11,377	$9,272
Extension of post-termination exercise period	—	340	—	11,078
Expense (benefit) related to cash settlement of options	—	1,959	(382)	2,190
Restricted stock awards and units	6,482	5,236	12,307	10,147
Restricted stock units with performance-based vesting	6,894	—	7,149	—
Tender offer	—	—	601	—
Employee Stock Purchase Plan	500	—	500	—

Total stock-based compensation expense	$19,676	$11,749	$31,552	$32,687

Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. Stock-based compensation expense related to these grants increased for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. The increase is due to the grant of a greater number of options in the six months ended June 30, 2008 compared to the same prior-year period, resulting in greater expense amortization in 2008 and to the amortization of the fair value of options assumed in the fourth quarter of 2007 as a result of the acquisition of SafeBoot.

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

We recognized stock-based compensation expense of $0.3 million and $11.1 million in the three and six months ended June 30, 2007, respectively, related to the January 2007 extension of the post-termination exercise period for options that would expire during the blackout period. The compensation charges were based on the fair value of the options after the modification. There were no such charges in 2008. We will not recognize any further expense related to these extensions of post-termination exercise period.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three and six months ended June 30, 2007, we recognized expense of approximately $2.0 million and $2.2 million, respectively, based on the change in the liability we recorded for the intrinsic value of these options. We recognized no expense in the three months ended June 30, 2008 and recognized a benefit of $0.4 million for the difference between the December 31, 2007 liability and the amount paid in the six months ended June 30, 2008. All of these options were cash settled by March 31, 2008, and we will not recognize any further expense related to these options.

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of RSAs and RSUs. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs. The fair value of these awards is recognized to expense over the requisite service period of the awards. Stock-based compensation expense related to these awards increased for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. The increase is due to the grant of 0.6 million RSUs during the first six months of 2008.

Restricted stock units with performance-based vesting.  We recognize stock-based compensation for the fair value of PSUs. For awards that vest based only on performance criteria, the expense is recognized over the performance period, approximately one year from the date the performance criteria are set. For certain of these awards, the performance criteria have not been communicated to the employee, therefore, these awards will be marked-to-market until it is known whether the performance criteria have been achieved. For awards that have a performance and service criteria, we recognize expense over the performance period if the performance criteria have been determined, otherwise we recognize expense over the service period. For the awards that are marked-to-market, expense will fluctuate in connection with our closing stock price.

Tender offer.  In January 2008, we extended an offer to holders of certain stock options to amend the exercise price of the options. The purpose of amending the exercise price was to cure the adverse tax consequences resulting from certain options being granted in-the-money in prior periods. In connection with amending the exercise price, we will pay to the holders of options that accepted the offer an amount of cash to compensate them for the increase in the exercise price of their options. We accounted for this offer as an option modification, and recorded stock-based compensation expense of $0.6 million for the incremental fair value of the option after the modification over the fair value before the modification. We will not recognize any further expense related to the tender offer.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We did not issue employee stock purchase rights during the blackout period, and resumed granting awards under our ESPP in the second quarter of 2008.

The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of net revenue — service and support	$526	$356	$728	$955
Cost of net revenue — subscription	219	185	317	543
Cost of net revenue — product	281	199	425	457

Stock-based compensation expense included in cost of net revenue	1,026	740	1,470	1,955
Research and development	4,445	3,293	8,066	8,265
Marketing and sales	9,115	4,812	12,863	13,325
General and administrative	5,090	2,904	9,153	9,142

Stock-based compensation expense included in operating costs	18,650	11,009	30,082	30,732

Total stock-based compensation expense	19,676	11,749	31,552	32,687
Deferred tax benefit	(5,737)	(2,903)	(8,944)	(9,688)

Total stock-based compensation expense, net of tax	$13,939	$8,846	$22,608	$22,999

For existing employees, we grant RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria and, in certain cases, stock options. For new employees, we continue to primarily grant stock options and, in certain cases, RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria. Going forward, our management and compensation committee will consider utilizing all types of equity compensation to reward top-performing employees.

At June 30, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs, RSAs and ESPP grants that have not yet been recognized as compensation expense was $104.2 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.7 million PSUs for which the performance criteria have not been set.

Internal Revenue Code Section 409A

Adverse tax consequences resulted from our revision of accounting measurement dates during our restatement due to our investigation into our stock option granting practices for stock options that vested subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences included a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that were incurred by the holders of such options. As a result of these actions, we recognized expense of $0.9 million and $2.3 million in the three and six months ended June 30, 2007, respectively. We have not recognized any expense in 2008 and we do not expect any additional expense related to these actions in the future.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Six Months Ended
	June 30		2008 vs. 2007		June 30		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Research and development(1)	$61,998	$54,819	$7,179	13%	$120,623	$109,432	$11,191	10%
Percentage of net revenue	16%	17%			16%	17%

(1)	Includes stock-based compensation charges of $4,445 and $3,293 in the three months ended June 30, 2008 and 2007, respectively, and $8,066 and $8,265 in the six months ended June 30, 2008 and 2007, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily attributable to (i) a $5.8 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $1.5 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended June 30, 2008 compared to the same prior-year period, (iii) a $1.2 million increase in stock-based compensation expense and (iv) a $1.2 million increase in contract labor, partially offset by (i) a $1.9 million decrease attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition and (ii) decreases in various other expenses related to research and development activities.

The increase in research and development expenses in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to (i) a $10.9 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $2.9 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the six months ended June 30, 2008 compared to the same prior-year period and (iii) a $1.1 million increase in contract labor, partially offset by (i) a $3.5 million decrease attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition and (ii) decreases in various other expenses related to research and development activities.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2008.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Marketing and sales(1)	$128,887	$95,147	$33,740	35%	$247,244	$188,228	$59,016	31%
Percentage of net revenue	32%	30%			32%	30%

(1)	Includes stock-based compensation charges of $9,115 and $4,812 in the three months ended June 30, 2008 and 2007, respectively, and $12,863 and $13,325 in the six months ended June 30, 2008 and 1007, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for marketing and sales personnel, advertising and promotions. The increase in marketing and sales expenses during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflected (i) a $19.8 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount and salary increases, (ii) a $6.7 million increase related to agreements with strategic partners, (iii) a $4.3 million increase in stock-based compensation expense, (iv) a $4.0 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended June 30, 2008 compared to the same prior-year period, (v) a $3.0 million increase related to worldwide travel expense and (vi) increases in various other expenses associated with marketing and sales activities, partially offset by a $2.3 million decrease in contract labor.

The increase in marketing and sales expenses during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflected (i) a $38.3 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount and salary increases, (ii) an $11.3 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the six months ended June 30, 2008 compared to the same prior-year period, (iii) a $6.7 million increase related to agreements with strategic partners, (iv) a $6.3 million increase related to worldwide travel expense and (v) a $3.0 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, partially offset by decreases in various other expenses related to marketing and sales activities.

We anticipate that marketing and sales expenses will increase in absolute dollars primarily due to agreements with our strategic partners, our planned branding initiatives and our additional investment in sales capacity for 2008.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

General and administrative(1)	$58,055	$42,102	$15,953	38%	$100,744	$86,953	$13,791	16%
Percentage of net revenue	15%	13%			13%	14%

(1)	Includes stock-based compensation charges of $5,090 and $2,904 in the three months ended June 30, 2008 and 2007, respectively, and $9,153 and $9,142 in the six months ended June 30, 2008 and 2007, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflected (i) a $5.5 million increase in legal expenses and settlement costs primarily associated with a patent infringement lawsuit and indemnification costs related to our current and former officers and directors, (ii) a $4.4 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (iii) a $2.2 million increase in contract labor, (iv) a $2.2 million increase in stock-based compensation expense, (v) a $1.7 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended June 30, 2008 compared to the same prior-year period, and (vi) a $1.2 million increase in acquisition-related costs, primarily related to the SafeBoot acquisition, partially offset by (i) $1.9 million decrease in expense related to the change in fair value of certain stock options subject to the provisions of EITF 00-19 and (ii) decreases in various other expenses related to general and administrative activities.

The increase in general and administrative expenses during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflected (i) an $8.0 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $5.0 million increase due to strengthening foreign currencies in EMEA and Japan against the U.S. Dollar in the six months ended June 30, 2008 compared to the same prior-year period, (iii) a $4.0 million increase in contract labor, (iv) a $3.3 million increase in legal expenses and settlement costs primarily associated with a patent infringement lawsuit and indemnification costs related to our current and former officers and directors, (v) a $2.2 increase in acquisition-related costs, primarily related to the SafeBoot acquisition, partially offset by

(i) $5.5 million benefit related to the change in fair value of certain stock options subject to the provisions of EITF 00-19 recognized in the six months ended June 30, 2008 compared to $1.9 million expense recorded in the six months ended June 30, 2007 and (ii) decreases in various other expenses related to general and administrative activities.

We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2008.

Investigation Costs

The following table sets forth, for the periods indicated, a comparison of investigation costs:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Investigation costs	$266	$9,148	$(8,882)	(97)%	$1,642	$14,200	$(12,558)	(88)%

Investigation costs consist principally of costs arising as a result of our recently completed investigation into our historical stock option granting practices. The decrease in investigation costs during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is attributable to a decrease in costs associated with the investigation. The costs in 2008 are primarily all ongoing legal costs associated with the investigation.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Amortization of intangibles	$5,636	$3,556	$2,080	58%	$10,976	$6,238	$4,738	76%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increase in amortization of intangibles was attributable to our 2008 and 2007 acquisitions, in which we acquired approximately $60.0 million of intangible assets related to the SafeBoot and ScanAlert acquisitions.

Restructuring (Benefits) Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Restructuring (benefits) charges	$(2,214)	$(77)	$(2,137)	**	$(2,143)	$3,049	$(5,192)	**

**	Calculation not meaningful.

Restructuring benefits in the three months ended June 30, 2008 totaled $2.2 million. We recorded a $2.7 million benefit related primarily to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 restructuring activities, offset by a charge of $0.5 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force. During the three months ended June 30, 2007, we recorded a $0.1 million benefit primarily related to previous estimates of a reduction in headcount.

Restructuring benefits in the six months ended June 30, 2008 totaled $2.1 million. We recorded a $5.1 million benefit related primarily to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 and (ii) terminating sublease agreements for three floors in our

Santa Clara facility which were previously included in our 2003 restructuring activities, offset by a charge of $2.9 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force. During the six months ended June 30, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities and we recorded a restructuring charge of $2.4 million related to a reduction in headcount. In addition, during the six months ended June 30, 2007, we recorded accretion on prior year restructurings of $0.3 million.

Interest and Other Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Interest and other income, net	$10,252	$18,715	$(8,463)	(45)%	$23,287	$33,030	$(9,743)	(29)%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The decrease in interest and other income in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is partially due to (i) a lower average rate of annualized return on our investments from approximately 6% in the three months ended June 30, 2007 to approximately 4% in the three months ended June 30, 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of $165.9 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The decrease in interest and other income in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is partially due to (i) a lower average rate of annualized return on our investments from approximately 5% in the six months ended June 30, 2007 to approximately 4% in the six months ended June 30, 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of $84.5 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

During the three months ended June 30, 2008 and 2007, we recorded a net foreign currency transaction loss in our condensed consolidated statements of income of $0.6 million and $0.4 million, respectively, and $1.5 million and $1.1 million in the six months ended June 30, 2008 and 2007, respectively.

We anticipate that interest and other income will decrease during the remainder 2008 as a result of a declining interest rate environment and lower cash balances due to our stock repurchase program.

Gain on Investments, Net

During both the three months ended June 30, 2008 and 2007, we recognized a gain on the sales of marketable securities of $0.2 million. During the six months ended June 30, 2008 and 2007, we recognized a gain on the sales of marketable securities of $2.7 million and $0.3 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative yields or for liquidity purposes, thus resulting in gains and losses on sale. In addition, in the three and six months ended June 30, 2008, we recognized an other-than-temporary impairment charge of $2.6 million related to a single marketable security.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Six Months Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)

Provision for income taxes	$17,041	$9,573	$7,468	78%	$55,616	$22,067	$33,549	152%
Effective tax rate	26%	17%			42%	19%

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

The effective tax rate for the three months ended June 30, 2008 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2007 differed from the statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions as well as a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate.

The effective tax rate for the six months ended June 30, 2008 differs from the statutory rate primarily due to the negative impact resulting from acquisition integration activities, which, on a year to date basis, accounts for 18 percentage points of the effective tax rate, offset by the benefit of lower tax rates in certain jurisdictions. We have filed for administrative relief from the negative tax consequences associated with the acquisition integration activities with the U.S. Internal Revenue Service. If the administrative relief is granted, we will reverse the previously recorded tax expense in the period in which the relief is granted. The effective tax rate for the six months ended June 30, 2007 differed from the statutory rate primarily due the benefit of lower tax rates in certain jurisdictions. The increase in the effective tax rate for the six months ended June 30, 2008 as compared to the same prior period in 2007 primarily relates to the negative impact of the acquisition integration activities recognized in 2008, the loss of certain tax credits due to legislative sunset provisions that became effective at the end of 2007, and higher non-deductible expenses compared to the prior year.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2008.

Subsequent to June 30, 2008, we concluded a limited scope examination of our U.S. federal income tax returns for the calendar years 2002, 2003, 2004 and 2005 with the Internal Revenue Service. There will be no material impact on the financial statements resulting from this examination.

Acquisitions

ScanAlert

In January 2008, we acquired 100% of the outstanding shares of ScanAlert, a provider of a vulnerability assessment and certification services for e-commerce sites, for $54.9 million. Of this amount, we paid $4.5 million in the fourth quarter of 2007 to a third party to settle prior alleged patent infringement claims against ScanAlert and for a fully paid future license for the use of the patent until its expiration and we paid $49.0 million, net of cash received, in the three months ended June 30, 2008. We have recorded a $1.3 million long-term liability on our consolidated balance sheet as of June 30, 2008 for a portion of the purchase price held-back for future indemnification claims.

We have incorporated ScanAlert’s technology into our existing SiteAdvisor web rating system. The results of operations for ScanAlert have been included in our results of operations since the date of acquisition. See Note 4 to the condensed consolidated financial statements for further discussions.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$151,002	$187,101
Net cash provided by (used in) investing activities	316,198	(41,611)
Net cash used in financing activities	(283,388)	(184)

Overview

At June 30, 2008, our cash, cash equivalents and marketable securities totaled $1,131.3 million and we did not have any debt. Our principal source of liquidity was our existing cash, cash equivalents and short-term marketable securities of $835.9 million. During the six months ended June 30, 2008, we had $392.2 million of net proceeds from the sale or maturity of marketable securities, we received $87.0 million from proceeds from the issuance of common stock under our employee options plans and we had net income of $78.0 million. We paid $49.0 million, net of cash received, for the purchase of 100% of the outstanding shares of ScanAlert, Inc. and we paid $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. In addition, we used $382.9 million for repurchases of our common stock, including commissions, and $21.0 million for purchases of property and equipment. Of the $382.9 million used for stock repurchases, $368.0 million was used for share repurchases in the open market and $14.9 million was used to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2008 and 2007 was primarily the result of our net income of $78.0 million and $91.4 million, respectively. Net income for the six months ended June 30, 2008 was adjusted for non-cash items such as depreciation and amortization of $57.2 million, non-cash stock-based compensation expense of $31.3 million, changes in deferred income taxes of $18.6 million, and changes in various assets and liabilities such as a decrease in accounts receivable of $37.9 million, an increase in prepaid expenses, prepaid taxes and other assets of $31.2 million, a decrease in accounts payable of $10.0 million, a decrease in accrued taxes and other liabilities of $7.5 million, and an increase in deferred revenue of $0.9 million.

Net income for the six months ended June 30, 2007 was adjusted for non-cash items such as depreciation and amortization of $40.6 million, non-cash stock-based compensation expense of $30.5 million, changes in deferred income taxes of $3.2 million, and changes in various assets and liabilities such as a decrease in accounts receivable of $10.3 million, an increase in accrued taxes and other liabilities of $9.6 million, an increase in deferred revenue of $5.6 million and an increase in prepaid expenses, prepaid taxes, and other assets of $5.6 million.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or “DSO”. DSOs were 46 days in each of the three months ended June 30, 2008 and 2007, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts and the impact of acquisitions. In the first six months of 2008 and in 2007, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.” We expect our DSOs will continue to be impacted by the acquisition of SafeBoot due to SafeBoot having longer payment terms, which do not exceed 90 days, and a slower collection process compared to McAfee.

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements and strategic partner arrangements. In the six months ended June 30, 2008 and 2007, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2008, approximately $457.7 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We incurred material expenses in 2007 as a direct result of the investigation into our historical stock option granting practices and related accounting. These costs primarily related to professional services for the investigation, legal, historical accounting and tax guidance. In addition, we incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these fines and/or penalties with available cash.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, naming rights and advertising, software licensing, royalty and distribution-related agreements. In 2008, we entered into additional advertising, software licensing, royalty and distribution-related agreements totaling approximately $245 million which expire at various times through 2010. These commitments are in the ordinary course of our business and we expect to meet these and our other obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 11 in our condensed consolidated financial statements.

Investing Activities

Our investing activities for the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Net proceeds from sales or maturities (purchases) of marketable securities	$392,242	$(17,959)
Acquisitions, net of cash acquired	(55,041)	—
(Increase) decrease in restricted cash	(2)	393
Purchase of property, equipment and leasehold improvements	(21,001)	(18,850)
Purchase of patents	—	(9,300)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	$316,198	$(41,611)

Investments

In the six months ended June 30, 2008, net proceeds from the sale and maturity of marketable securities were $392.2 million compared to net purchases of marketable securities of $18.0 million in the six months ended June 30, 2007. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Acquisitions

During the six months ended June 30, 2008, we paid $49.0 million, net of cash acquired, related to the acquisition of ScanAlert, Inc. and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies in the future.

Restricted Cash

Restricted cash, which is included in other assets, at both June 30, 2008 and December 31, 2007 consists primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $21.0 million of property and equipment purchased during the six months ended June 30, 2008 and the $18.9 million of property and equipment purchased during the six months ended June 30, 2007 was primarily for purchases of computers, equipment and software for ongoing projects.

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

Patents

In February 2007, we reached a confidential settlement of a breach of contract, fraud and bad faith lawsuit filed in June 2002 in the U.S. District Court, District of Massachusetts. As part of the settlement, we acquired and recorded ownership of intangible assets valued at $9.3 million. The case was dismissed in March 2007.

Proceeds from the sale of assets and technology

The $4.1 million of proceeds from the sale of assets during the six months ended June 30, 2007 was primarily related to the sale of our fractional interests in corporate aircraft.

Financing Activities

Our financing activities for the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Proceeds from issuance of common stock from option plans	$87,044	$—
Excess tax benefits from stock-based compensation	12,464	12
Repurchase of common stock	(382,896)	(196)

Net cash used in financing activities	$(283,388)	$(184)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under our stock option plans and ESPP. Beginning in July 2006, we suspended purchases under our ESPP and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the six months ended June 30, 2007, we received no proceeds from the issuance of common stock under stock option plans and ESPP. On December 21, 2007, we became current on our reporting obligations and our employees were able to exercise stock options for the first time in over 18 months. In June 2008, we reinstated our ESPP with a six-month offering period, a 15% discount and a six-month look-back feature. We received cash proceeds from these plans in the amount of $87.0 million in the six months ended June 30, 2008. We do not expect proceeds from the exercise of stock options to be as significant in future quarterly periods.

While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. For existing employees, we grant RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria and, in certain cases, stock options. For new employees, we continue to primarily grant stock options and, in certain cases, RSUs that vest over a specified period of time based on service or based on the achievement of performance criteria. Going forward, our management and compensation committee will consider utilizing all types of equity compensation to reward top-performing employees. If management and our compensation committee decide to grant only RSUs and PSUs, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will be significantly less than proceeds that we received historically.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the six months ended June 30, 2008 and 2007 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending on market conditions, share price and other factors. During the six months ended June 30, 2008, we used $368.0 million to repurchase 11.1 million shares of our common stock in the open market, including commissions paid on these transactions. Of the 11.1 million shares repurchased, 0.6 million shares had not settled, therefore, we recorded a liability for $19.3 million.

During the six months ended June 30, 2008 and 2007, we used $14.9 million and $0.2 million, respectively, to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

In May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices until December 21, 2007, the date we became current on our filing obligations. Therefore, in the six months ended June 30, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.

From July 1, 2008 through the date of this filing, we have repurchased approximately 3.4 million shares of our common stock in the open market for approximately $112.6 million. We may repurchase up to an additional $250.0 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2008 and December 31, 2007.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2008, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal controls over financial reporting as of June 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting since March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter, we continued the process of remediating the material weakness in accounting for income taxes by hiring highly qualified and experienced tax accounting personnel. We will continue to make personnel additions and changes, and as necessary, implement additional remedial steps as indicated below:

•	We have automated key elements of the calculation of the provision for income taxes and the account reconciliation processes by implementing a new tax accounting system.

•	We have redesigned our income tax reconciliation process to facilitate improved data collection and analysis.

•	We have provided extensive training to our tax accounting personnel and will continue to enhance the training programs in the future.

•	We continue to improve our interim and annual review processes for various calculations including the tax provision computation process.

We believe the above steps will provide us with the infrastructure and processes necessary to accurately calculate our tax provision on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Settled Cases

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines, Inc. v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserted that (i) several of our Enterprise products infringe a Deep Nines’ patent and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. On June 18, 2008, the District Court granted, in part, McAfee’s motion for summary judgment, thereby removing all accused products from the case except IntruShield, one of our network protection offerings. On July 15, 2008, a jury found that certain applications of IntruShield infringe upon Deep Nines’ patent and awarded a one-time, lump sum payment for past and future damages. On July 29, 2008 we resolved all patent litigation matters with Deep Nines, Inc. by entering into a $25.0 confidential settlement agreement. As part of the settlement, we acquired certain nonexclusive rights and mutual release of all related claims. In the three months ended June 30, 2008, we recorded $9.0 million of legal settlement costs. The remaining $16.0 million was recorded as a prepaid asset as of June 30, 2008, and will be amortized to cost of product revenues in our condensed consolidated statements of income and comprehensive income over the economic life, which is estimated to be the remaining life of the primary patent which expires in 2020. We expect dismissal of all litigation pending between us and Deep Nines, Inc. within 90 days.

In February 2007, we reached a confidential settlement of a breach of contract, fraud and bad faith lawsuit filed in June 2002 in the United States District Court, District of Massachusetts for $15.5 million. As part of the settlement, we acquired and recorded ownership of intangible assets which were valued at $9.3 million and we expensed $6.2 million for prior claims, of which $5.0 million was recognized as expense in the three months ended June 30, 2006, with the balance of $1.2 million being expensed in 2004 and prior periods. The case was dismissed in March 2007.

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

Other

In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in December of 2008. We believe these claims are without merit, and intend to contest them vigorously. Additionally, we have filed counterclaims against the former executive. No provision has been recorded in the financial statements related to this matter.

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in November 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Some but not all of the risks we face are described below. Any of the following risks could materially adversely affect our business, operating results, financial condition and cash flows and reduce the value of an investment in our common stock.

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

Keeping pace with industry changes

We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones and personal digital assistants; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS X, and Windows XP, NT and Vista; and we must continue to expand our business models beyond traditional software licensing and subscription models. Specifically, software-as-a-service (SaaS) is becoming an increasingly important method and business model for the delivery of applications. Because of the advantages that SaaS models offer to customers over traditional software sales and licensing, competitors using SaaS models to a greater extent than we do could enjoy growth in their businesses and, as a result, we could lose business to such competitors.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and tax compliance, and the overall political climate and potential political instability. Net revenue in our operating regions outside of North America represented 49% of total net revenue in the six months ended June 30, 2008, increasing from 48% in the six months ended June 30, 2007. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Another significant legal risk resulting from our international operations is compliance with the Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be common for non-McAfee personnel to engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. For example, in some countries it is customary to make payments to government regulators in order to encourage prompt and desirable regulatory actions. Such payments by U.S. companies, employees, distributors, partners, or agents of U.S. companies are prohibited by the FCPA. Although we have implemented training along with policies and procedures designed to ensure compliance with this and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies and training programs, could have a material adverse effect on our business.

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

Currency exchange and interest rate risks

A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Fluctuations in currency exchange rates and economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries During the six months ended June 30, 2008 and 2007, we recorded a net foreign currency transaction loss of $1.5 million and $1.1 million respectively in our consolidated statements of income and comprehensive income. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 37% and 38% of our net revenue for the six months ended June 30, 2008 and 2007, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

Although a distributor can terminate its relationship with us for any reason, one factor that may lead to termination is a divergence of our business interests and those of our distributors and potential conflicts of interest. For example, our acquisition activity has resulted in the termination of distributor relationships that no longer fit with the distributors’ business priorities. Future acquisition activity could cause similar termination of, or disruption in, our distributor relationships, which could adversely impact our revenues

Credit risk

Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $4.5 million as of June 30, 2008. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

During 2007, we experienced significant changes in our senior management team, as a number of officers resigned or were terminated and several key management positions were vacant for a significant period of time. In April 2007, David DeWalt was hired as our chief executive officer and president. Later in 2007 we also appointed other senior executives. In April 2008, we announced we had hired Albert “Rocky” Pimentel as our new chief financial officer and chief operating officer. We may continue to experience changes in senior management going forward.

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

Adverse economic conditions in markets in which we operate can harm our business. Economic growth in the U.S. slowed in the fourth quarter of 2007 and remained slow for the first two quarters of 2008. Many customers may delay or reduce technology purchases as a result of this slow down or if the U.S. economy remains slow or contracts or other countries’ economies slow. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenues on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

Recent turmoil in the political environment in many parts of the world, including terrorist activities and military actions, the continuing tension in and surrounding Iraq, and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, cash flows and financial condition.

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

Frequency, expense and risks of intellectual property litigation in the network and system security market

Litigation may be necessary to enforce and protect our trade secrets, patents and other intellectual property rights. Similarly, we may be required to defend against claimed infringement by others. For example, as discussed in Item 1, “Legal Proceedings,” we recently settled a patent infringement case that sought to prevent us from selling certain of our products.

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

Our tax strategy may expose us to risk.

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations thereof of the jurisdictions in which we operate. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. We are presently under audit in many jurisdictions, including notably California and The Netherlands. An adverse outcome in one or more of these ongoing audits, or in any future audits that may occur, could have a significant negative impact on our cash position and net income. Although we have established reserves for these audit contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or goodwill.

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

Our investment portfolio is subject to volatility, losses and liquidity limitations. Continued negative conditions on the global credit markets could impair the value of or limit our access to our investments.

Investment income is a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. To this end, we cannot assure you that continued or worsening conditions in the global credit markets would not negatively impact our investment portfolio or impact our ability to access certain of these funds in the future. To mitigate these risks, we do not hold any sub-prime mortgages, auction rate securities or structured investment vehicles.

The outlook for our investment income is dependent on the amount of any share repurchases or acquisitions that we effect and the amount of cash flows from operations that are available for investment. Any significant decline in our investment income or the value of our investments could have an adverse effect on our results of operations or financial condition. During the three months ending June 30, 2008, we recorded an other-than-temporary impairment charge of $2.6 million related to marketable securities.

Most of our cash and investments held outside the United States are subject to fluctuations in currency exchange rates. Furthermore, the majority of these ’offshore’ investment holdings could be repatriated to the United States, but, under current law, would be subject to U.S. federal income tax, less any applicable foreign tax credits.

These tax limitations, local regulations and potential further capital market turmoil, could limit our ability to utilize these offshore funds.

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

During 2007 and up to the date of this filing, our stock price was highly volatile, ranging from a high of $41.35 to a low of $28.00. On July 31, 2008, our stock’s closing price was $32.75. Announcements, business developments, such as a material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft Corporation related to its consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

In addition to the volatility that is related to our business activities and those of others in our industry, our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. During 2007 through July 2008, the major US and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact McAfee’s stock price regardless of McAfee’s performance.

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

Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2009 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws.

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

Stock Repurchases

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. During the three months ended on June 30, 2008, we repurchased approximately 7.7 million shares of our common stock in the open market for approximately $273.7 million, excluding commissions paid. During the three months ended June 30, 2008, we used $1.2 million to repurchase shares of common stock in connection with our obligation to holders of restricted stock units to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended June 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	That May Yet
	Number of	Average	Part of Publicly	Be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	Per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

April 1, 2008 through April 30, 2008	18	$35.03	—	$636,593
May 1, 2008 through May 31, 2008	4,059	35.61	4,054	492,234
June 1, 2008 through June 30, 2008	3,617	35.85	3,607	362,917

Total	7,694	$35.72	7,661

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Inc.

/s/  Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

August 7, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Second Amended and Restated Bylaws of the Registrant, as amended	8-K	001-31216	3.1	June 2, 2008
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	Letter agreement, dated April 24, 2007, between Registrant and Albert A. “Rocky” Pimentel	8-K	001-31216	10.1	April 30, 2008
10.2	1997 Stock Incentive Plan, as amended					X
10.3	Executive Bonus Plan					X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X