Form 10-Q
period 2008-09-30
McAfee, Inc.
filed 2008-11-07
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-31216
McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0316593
( State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3965 Freedom Circle
Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     As of October 31, 2008, 152,641,880 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q
September 30, 2008

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands,
	except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$610,821	$394,158
Short-term marketable securities	169,324	338,770
Accounts receivable, net of allowance for doubtful accounts of $3,542 and $4,076, respectively	209,103	232,056
Prepaid expenses and prepaid taxes	187,181	134,995
Deferred income taxes	262,274	256,188
Other current assets	24,606	24,000

Total current assets	1,463,309	1,380,167
Long-term marketable securities	222,889	585,874
Property and equipment, net	99,539	94,670
Deferred income taxes	313,130	321,342
Intangible assets, net	192,426	220,126
Goodwill	806,739	750,089
Other assets	61,913	34,256

Total assets	$3,159,945	$3,386,524

LIABILITIES
Current liabilities:
Accounts payable	$52,803	$45,858
Accrued income taxes	42,656	51,974
Accrued compensation	81,308	99,652
Other accrued liabilities	163,882	150,961
Deferred revenue	818,105	801,577

Total current liabilities	1,158,754	1,150,022
Deferred revenue, less current portion	238,644	242,936
Accrued taxes and other long-term liabilities	75,947	88,241

Total liabilities	1,473,345	1,481,199

Commitments and contingencies (Notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2008 and 2007	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 180,135,848 shares at September 30, 2008 and 173,148,853 shares at December 31, 2007
Outstanding: 152,583,713 shares at September 30, 2008 and 160,545,422 shares at December 31, 2007	1,801	1,732
Treasury stock, at cost: 27,552,135 shares at September 30, 2008 and 12,603,431 shares at December 31, 2007	(818,841)	(303,270)
Additional paid-in capital	2,008,702	1,810,290
Accumulated other comprehensive income	4,060	32,498
Retained earnings	490,878	364,075

Total stockholders’ equity	1,686,600	1,905,325

Total liabilities and stockholders’ equity	$3,159,945	$3,386,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
		(Unaudited)
Net revenue:
Service and support	$208,773	$164,171	$596,745	$496,938
Subscription	166,752	140,366	491,969	402,025
Product	34,154	17,449	87,364	52,731

Total net revenue	409,679	321,986	1,176,078	951,694
Cost of net revenue:
Service and support	17,031	11,470	47,460	35,698
Subscription	48,245	44,089	141,210	121,090
Product	19,623	14,886	48,981	38,210
Amortization of purchased technology and patents	13,610	7,420	40,527	24,304

Total cost of net revenue	98,509	77,865	278,178	219,302
Operating costs:
Research and development	64,478	54,399	185,101	163,831
Marketing and sales	136,523	90,989	383,766	279,217
General and administrative	52,336	38,140	153,081	125,093
Investigation costs	293	10,885	1,935	25,085
Amortization of intangibles	5,502	2,959	16,478	9,197
Restructuring charges	2,675	109	532	3,158

Total operating costs	261,807	197,481	740,893	605,581

Income from operations	49,363	46,640	157,007	126,811
Interest and other income, net	16,242	19,450	39,529	52,480
Impairment of marketable securities	(12,356)	—	(14,926)	—
Gain on investments, net	663	371	5,913	631

Income before provision for income taxes	53,912	66,461	187,523	179,922
Provision for income taxes	5,104	3,060	60,720	25,127

Net income	$48,808	$63,401	$126,803	$154,795

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$2,996	$1,156	$(1,514)	$1,059
Foreign currency translation (loss) gain	(39,803)	(1,320)	(26,924)	3,049

Comprehensive income	$12,001	$63,237	$98,365	$158,903

Net income per share – Basic	$0.32	$0.40	$0.81	$0.97

Net income per share – Diluted	$0.31	$0.39	$0.79	$0.94

Shares used in per share calculation – Basic	152,347	159,808	157,350	159,802

Shares used in per share calculation – Diluted	155,006	164,513	160,590	163,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$126,803	$154,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,292	59,858
Impairment of marketable securities	14,926	—
Non-cash restructuring (benefit) charge	(3,465)	1,375
Discount amortization on marketable securities	(979)	(4,377)
Gain on sale of investments	(5,913)	(631)
Deferred income taxes	22,508	10,679
(Decrease) increase in fair value of options accounted for as liabilities	(5,483)	1,689
Non-cash stock-based compensation expense	52,513	41,218
Excess tax benefits from stock-based compensation	(17,167)	(12)
Other non-cash items	2,382	358
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,173	20,021
Prepaid expenses, prepaid taxes and other assets	(48,391)	(38,871)
Accounts payable	3,532	627
Accrued taxes and other liabilities	(23,373)	27,545
Deferred revenue	11,120	27,403

Net cash provided by operating activities	238,478	301,677

Cash flows from investing activities:
Purchase of marketable securities	(252,031)	(714,007)
Proceeds from sales of marketable securities	347,871	165,621
Proceeds from maturities of marketable securities	426,035	362,162
Acquisitions, net of cash acquired	(103,237)	—
Decrease in restricted cash	—	391
Purchase of patents	—	(9,300)
Purchase of property, equipment and leasehold improvements	(34,745)	(25,704)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	383,893	(216,732)

Cash flows from financing activities:
Proceeds from issuance of common stock from option plans	117,307	—
Excess tax benefits from stock-based compensation	17,167	12
Repurchase of common stock	(515,571)	(196)
Principal payment on capital lease obligation	(869)	—

Net cash used in financing activities	(381,966)	(184)

Effect of exchange rate fluctuations on cash	(23,742)	25,951

Net increase in cash and cash equivalents	216,663	110,712
Cash and cash equivalents at beginning of period	394,158	389,627

Cash and cash equivalents at end of period	$610,821	$500,339

Non-cash investing and financing activities:
Unrealized (loss) gain on marketable securities, net	$(1,514)	$1,059

Accrual for purchase of property, equipment and leasehold improvements	$5,502	$1,321

Fair value of assets acquired in business combination, excluding cash acquired	$122,748	$—

Fair value of acquired intangible	$2,000	$—

Liabilities assumed in business combination	$21,750	$—

Accrued purchase price	$1,268	$—

Modification of stock options — reclassification from equity to liability awards	$—	$4,326

Exercise of stock options – reclassification from liability to equity awards	$16,994	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,749	$22,998

Cash received from income tax refunds	$3,775	$11,838

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
2.  Summary of Significant Accounting Policies and Basis of Presentation
     The accompanying condensed consolidated financial statements include our accounts as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and September 30, 2007. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2007.
     In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or for any future periods.
     Significant Accounting Policies
     In the nine months ended September 30, 2008, we have included “Marketable Securities” in our significant accounting policies below. We have had no other significant changes in our accounting policies during the nine months ended September 30, 2008 as compared to our accounting policies for the year ended December 31, 2007.
Marketable Securities
     All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses that are considered to be temporary reported, net of taxes, as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the consolidated balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the consolidated balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.
     We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the period of time the fair value is below amortized cost, significant changes in the operating performance, financial condition or business model of the issuer or underlying assets, the difference between fair value and amortized cost, and changes in market conditions. Any “other-than-temporary decline” in value is reported in earnings and a new cost basis for the marketable security is established. In the three months and nine months ended September 30, 2008, we recorded an impairment of marketable securities, which included mortgage-backed and corporate bonds, totaling $12.4 million and $14.9 million, respectively. We had no impairment of marketable securities in the three and nine months ended September 30, 2007.
Inventory
     Inventory, which consists primarily of finished goods held at fulfillment partner locations and inventory sold into our channel that has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our condensed consolidated balance sheets and were $5.9 million as of September 30, 2008 and $3.0 million as of December 31, 2007.
Deferred Costs of Revenue
     Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and royalty arrangements, are included in prepaid expenses and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At September 30, 2008, our deferred costs were $160.8 million.
Investigation Costs
     Investigation costs in 2008 and 2007 include primarily historical and ongoing legal expenses arising as a result of our completed investigation into our historical stock option granting practices.
Reclassifications
     In the condensed consolidated statement of cash flows for the nine months ended September 30, 2007, we have reclassified $194.6 million within investing activities to properly reflect partial pay downs received on asset-backed investments, calls and redemptions as “proceeds from maturities of marketable securities” rather than “proceeds from sales of marketable securities”.
     In the condensed consolidated balance sheet for December 31, 2007, we decreased both prepaid taxes and accrued income taxes by $27.6 million related to certain income tax prepayments that were more properly classified with the related current liabilities. We had decreases of $39.4 million and $10.9 million to both prepaid taxes and accrued income taxes to our December 31, 2006 and September 30, 2007 condensed consolidated balance sheets, respectively. As a result, within operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2007, cash flows from changes in “prepaid expenses, prepaid taxes and other assets” decreased by $28.5 million and cash flows from changes in “accrued taxes and other liabilities” increased by $28.5 million. Total operating cash flows for the nine months ended September 30, 2008 or 2007 were not impacted by these adjustments.
Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available-for-sale securities and foreign currency contracts, subject to valuation under SFAS 157. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	September 30,	Using Identical	Observable Inputs	Unobservable
Description	2008	Assets (Level 1) (1)	(Level 2) (2)	Inputs (Level 3) (3)
Available-for-sale securities:
United States Government notes and bonds (4)	$207,693	$190,266	$17,427	$—
Corporate notes and bonds (4)	90,614	—	90,614	—
Asset-backed securities (4)	71,944	—	71,944	—
Mortgage-backed securities (4)	21,962	—	21,962	—
Cash and cash equivalents (5)	129,567	—	129,567	—

Total available-for-sale securities	521,780	190,266	331,514	—
Foreign exchange derivatives (6)	455	455	—	—

Total	$522,235	$190,721	$331,514	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term marketable securities on our condensed consolidated balance sheets.

(5)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in other current assets and other accrued liabilities on our condensed consolidated balance sheets.
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
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective for us beginning October 10, 2008, the date of issuance. FSP 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.
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
     Recent Accounting Pronouncements
     Maintenance Deposits Under Lease Arrangements
     In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for us beginning January 1, 2009. We do not expect EITF 08-3 to have a material impact on our consolidated financial position, results of operations and cash flows.
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

     Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to expand disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope of accounting. SFAS 161 is effective for us beginning January 1, 2009.
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
     The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of fair value of options	$6,802	$4,808	$18,179	$14,080
Restricted stock awards and units	5,905	5,785	18,212	15,932
Restricted stock units with performance-based vesting	7,031	—	14,180	—
Employee Stock Purchase Plan	1,442	—	1,942	—
Extension of post-termination exercise period	—	128	—	11,206
(Benefit) expense related to cash settlement of options	—	(76)	(382)	2,114
Tender offer	—	—	601	—

Total stock-based compensation expense	$21,180	$10,645	$52,732	$43,332

     Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS No. 123(R), “ Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
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
     The service component will cliff vest four years from the grant date, with an acceleration provision based on the same performance criteria as the performance component. Each of the three tranches is being accounted for as a separate award. If the performance criteria are met for each respective year, the awards will vest one-third each year from the grant date. The accounting grant date is deemed to have occurred and stock-based compensation has been measured on the grant date, and will be recognized over the expected vesting period for each tranche.
     Employee Stock Purchase Plan. We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued.
     Extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option granting practices investigation, through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we imposed restrictions on our ability to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by 640 former employees and outside directors that would expire during the blackout period. As a result of this modification, we recognized $0.1 million of stock-based compensation expense in the three months ended September 30, 2007, and $11.2 million in the nine months ended September 30, 2007, based on the fair value of the modified options. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.
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
     As of March 31, 2008, the January 2007 and November 2007 modified options had been exercised or had expired. The fair values of the options that had been exercised during the first quarter of 2008 were remeasured on the respective date of exercise and recorded as an increase to additional paid-in capital. The options that expired were remeasured to have no fair value. We recognized no expense in the three months ended September 30, 2008 and a benefit of $5.5 million in the nine months ended September 30, 2008 related to the change in fair value of these options. We recognized a benefit of $0.2 million and expense of $1.7 million related to the change in fair value of these options in the three and nine months ended September 30, 2007. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense. We will not recognize any further expense related to these extensions of post-termination exercise period.
     Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three and nine months ended September 30, 2007, we recognized a benefit of approximately $0.1 million and an expense of $2.1 million, respectively, based on the change in the liability we recorded for the intrinsic value of these options. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using the closing price of our common stock on December 31, 2007. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended. We recognized no expense in the three months ended September 30, 2008 and recognized a $0.4 million benefit for the difference between the December 31, 2007 liability and the amount paid in the nine months ended September 30, 2008. All of these options were cash settled by March 31, 2008, and we will not recognize any further expense related to these options.
     Tender offer. In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by us to holders of certain outstanding stock options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical stock option grant practices. As part of this tender offer, we became obligated to pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in the nine months ended September 30, 2008, and $1.3 million will be paid to U.S. employees in 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded during the nine months ended September 30, 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million. We will not recognize any further expense related to the tender offer.
     The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of net revenue — service and support	$533	$276	$1,261	$1,231
Cost of net revenue — subscription	244	189	561	732
Cost of net revenue — product	355	145	780	602

Stock-based compensation expense included in cost of net revenue	1,132	610	2,602	2,565
Research and development	4,970	2,752	13,036	11,017
Marketing and sales	9,239	3,486	22,102	16,811
General and administrative	5,839	3,797	14,992	12,939

Stock-based compensation expense included in operating costs	20,048	10,035	50,130	40,767

Total stock-based compensation expense	21,180	10,645	52,732	43,332
Deferred tax benefit	(5,897)	(2,914)	(14,841)	(12,602)

Total stock-based compensation expense, net of tax	$15,283	$7,731	$37,891	$30,730

     We had no stock-based compensation costs capitalized as part of the cost of an asset.
     At September 30, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs, RSAs and ESPP grants that have not yet been recognized as compensation expense was $97.0 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.8 million PSUs for which the performance criteria have not been set.

     Under SFAS 123(R), we use the Black-Scholes model to estimate the fair value of our option awards and ESPP grants. The key assumptions used in the model during the three and nine months ended September 30, 2008 and 2007, respectively, are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock option grants:
Risk-free interest rate	3.4%	4.7%	3.1%	4.7%
Weighted-average expected lives (years)	5.7	5.7	5.9	6.1
Volatility	38.0%	38.0%	37.2%	32.0%
Dividend yield	—	—	—	—
ESPP:
Risk-free interest rate			2.0%
Weighted-average expected lives (years)			0.5
Volatility			32.0%
Dividend yield			—
     During the three and nine months ended September 30, 2007 and the three months ended September 30, 2008, we did not have any ESPP grants.
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
     IRS Announcement 2007-18 Compliance
     In February 2007, our board of directors approved our participation in a voluntary program under IRS Announcement 2007-18 and a similar state of California Announcement, whereby we paid additional 409A taxes on behalf of certain former U.S. employees who had already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors were specifically excluded from the program. Through September 30, 2007, we recorded $1.3 million of expense associated with this program for Section 409A affected options exercised during this period. We had no expense associated with this program in the three and nine months ended September 30, 2008 and we will not have any future expense associated with this program.

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
     In the three and nine months ended September 30, 2008, we recorded no costs associated with former employees’ exercises of certain Section 409A affected options. The following table summarizes for the nine months ended September 30, 2007 costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Nine Months Ended
September 30, 2007
Cost of net revenue	$—
Research and development	874
Marketing and sales	589
General and administrative	788

Costs associated with IRC Section 409A	$2,251

4.  Business Combinations
     Reconnex
     In August 2008, we acquired 100% of the outstanding shares of Reconnex Corporation (“Reconnex”), a data loss prevention company, for $46.6 million.  The purchase price consisted of the following (in thousands):

Cash paid to shareholders and employees, including escrow deposit	$40,318
Payment to third party for outstanding debt	4,460
Direct acquisition costs	1,782

Total purchase price	$46,560

     Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $19.5 million of goodwill, which is not deductible for tax purposes. Goodwill resulted primarily from our expectation that we will now be able to provide our customers with automated, centrally managed and adaptive data protection. We intend to incorporate Reconnex’s technologies into our data protection business, integrating it with our McAfee ePolicy Orchestrator in 2009.
     The intangible assets, other than goodwill, are being amortized over their useful lives of 4.0 to 6.0 years or a weighted-average period of 4.4 years. As part of the acquisition, we did not assume any equity awards. A retention plan, which provides for the payment of up to $5.0 million, was established at the close of the acquisition. Of the $5.0 million, $0.4 million will be earned as employment service is provided, and $4.6 million will be earned based on continued employment service and the achievement of certain financial targets. At September 30, 2008, $0.3 million has been expensed, and no amounts have been paid.
     The following is a summary of the assets acquired and liabilities assumed in the acquisition of Reconnex, which is based on our preliminary allocation and subject to adjustment (in thousands):

Technology	$9,800
Other intangibles	2,500
Goodwill	19,507
Deferred tax assets	21,247
Cash	363
Other assets	1,081

Total assets acquired	54,498

Accrued liabilities	2,433
Deferred revenue	596
Deferred tax liabilities	4,909

Total liabilities assumed	7,938

Net assets acquired	$46,560

     The results of operations for Reconnex have been included in our results of operations since the date of acquisition.
     The following unaudited pro forma financial information presents our combined results with Reconnex as if the acquisition had occurred at the beginning of 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pro forma net revenue	$410,034	$322,647	$1,178,665	$953,720

Pro forma net income	$46,976	$60,010	$119,061	$144,051

Pro forma basic net income per share	$0.31	$0.38	$0.76	$0.90

Pro forma diluted net income per share	$0.30	$0.36	$0.74	$0.88

Shares used in per share calculation — basic	152,347	159,808	157,350	159,802

Shares used in per share calculation — diluted	155,006	164,513	160,590	163,871

     The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 nor are they indicative of future operations of the combined companies.
     ScanAlert
     In January 2008, we acquired 100% of the outstanding shares of ScanAlert, Inc. (“ScanAlert”), a provider of a vulnerability assessment and certification services for e-commerce sites, for $54.9 million. The purchase price consisted of the following (in thousands):

Cash paid to shareholders, including escrow deposit	$48,480
Payment to third party for use of patent	4,500
Hold-back recorded as a liability	1,268
Direct acquisition costs	660

Total purchase price	$54,908

     In the fourth quarter of 2007, we paid $4.5 million to a third party to settle prior alleged patent infringement claims against ScanAlert and for a fully paid future license for the use of the patent until its expiration. We have accounted for this entire amount as part of the ScanAlert purchase price as the arrangement with the third party was entered into as a result of the pending ScanAlert acquisition. Of the total $4.5 million payment, $0.9 million was allocated to the assumption of the patent infringement liability and $3.6 million was allocated to prepaid license fees to be amortized over five years. We have recorded a $1.3 million short-term liability on our consolidated balance sheet as of September 30, 2008 for a portion of the purchase price held-back for future indemnification claims. The amount will be paid out, net of any claims, in July 2009. Excluding these two items from the total purchase price, cash paid for the acquisition in 2008 was $49.1 million.
     The purchase agreement provides for two earn-out payments totaling $29.5 million contingent upon the achievement of certain ScanAlert financial targets during the three-year period subsequent to the close of the acquisition. The first earn-out payment is $12.5 million and the second earn-out payment is $17.0 million. We have not accrued any portion of the earn-out payments as purchase price. Approximately $1.3 million and $1.8 million of the first and second earn-out payments, respectively, are subject to certain employees providing future service. We have recognized $0.2 million and $0.5 million of compensation expense in the three and nine months ended September 30, 2008, respectively, and no amounts have been paid.
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
     The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. As part of the acquisition, we did not assume any outstanding stock options. A performance and retention plan, which covers two employees and provides for payment of up to $1.5 million through January 2011, was established at the close of the acquisition. At September 30, 2008, $0.3 million had been expensed and no amounts had been paid related to this performance plan.

     The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert, as adjusted for subsequent purchase price adjustments (in thousands):

Technology	$4,759
Other intangibles	14,505
Goodwill	42,182
Deferred tax assets	1,970
Cash	107
Prepaid license fees	3,627
Other assets	1,570

Total assets acquired	68,720
Accrued liabilities	8,733
Deferred revenue	5,079

Total liabilities assumed	13,812

Net assets acquired	$54,908

     The results of operations for ScanAlert have been included in our results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our results of operations.
     SafeBoot
     In November 2007, we acquired 100% of the outstanding shares of SafeBoot Holding B.V. (“SafeBoot”), an enterprise security software vendor for data protection via encryption and access control, for $346.6 million. The purchase price consisted of the following (in thousands):

Cash paid as of December 31, 2007	$294,887
Escrow deposit	43,750
Direct acquisition and other costs paid	6,007
Fair value of options assumed	1,939

Total purchase price before imputed interest	346,583
Imputed interest	(1,002)

Total purchase price	$345,581

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
     The following is a summary of the assets acquired and liabilities assumed in the acquisition of SafeBoot, as adjusted for subsequent purchase price adjustments (in thousands):

Technology	$102,340
Other intangibles	41,800
Goodwill	215,871
Cash	9,760
Other assets	23,853

Total assets acquired	393,624

Accrued liabilities	26,847
Deferred revenue	9,394
Deferred tax liabilities.	11,802

Total liabilities assumed	48,043

Net assets acquired	$345,581

     A performance and retention plan, which provides for payment of up to $0.3 million through 2008, was established at the closing of the acquisition. At September 30, 2008, $0.3 million had been expensed and paid related to this performance plan.
     The following unaudited pro forma financial information presents our combined results with SafeBoot as if the acquisition had occurred at the beginning of 2007 (in thousands, except per share data):

	Three Months ended	Nine Months ended
	September 30, 2007	September 30, 2007
Pro forma net revenue	$333,461	$986,119

Pro forma net income	$54,509	$128,119

Pro forma basic net income per share	$0.34	$0.80

Pro forma diluted net income per share	$0.33	$0.78

Shares used in per share calculation — basic	159,808	159,802

Shares used in per share calculation — diluted	164,513	163,871

     The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007, nor are they indicative of future operations of the combined companies.
     Lockdown Networks
     In August 2008, we acquired an intangible asset from Lockdown Networks for $2.0 million. We are using the acquired technology in a research and development project which has not reached technological feasibility and has an expected completion date in 2009. We have expensed the $2.0 million cost to research and development in the third quarter of 2008 as the technology has no alternative future use apart from the research and development projects. We have reflected the $2.0 million cost in investing cash outflows in the condensed consolidated statements of cash flows.
5.  Goodwill and Other Intangible Assets
     We perform our annual impairment review as of October 1 of each year and earlier if indicators of impairment exist. At September 30, 2008, we had not completed our annual impairment review. In 2007, this analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.
     Goodwill by geographic region is as follows (in thousands):

				Effects
				of Foreign
	December 31,			Currency
	2007	Goodwill Acquired	Adjustments	Exchange	September 30, 2008
North America	$511,491	$57,676	$(421)	$(569)	$568,177
EMEA	162,174	3,674	20	(4,187)	161,681
Japan	25,787	—	8	—	25,795
Asia-Pacific (excluding Japan)	34,217	812	3	—	35,032
Latin America	16,420	—	2	(368)	16,054

Total	$750,089	$62,162	$(388)	$(5,124)	$806,739

     The goodwill acquired during the nine months ended September 30, 2008 is due to the acquisition of ScanAlert and Reconnex. The adjustments to goodwill are a result of purchase accounting adjustments for the ScanAlert and SafeBoot acquisitions.

     The components of intangible assets are as follows (in thousands):

	September 30, 2008				December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount
Other intangible assets:
Purchased technologies	4.1 years	$290,661	$(163,740)	$126,921	$282,293	$(129,082)	$153,211
Trademarks and patents	5.0 years	42,900	(35,718)	7,182	42,922	(33,956)	8,966
Customer base and other intangibles	5.7 years	132,337	(74,014)	58,323	117,731	(59,782)	57,949

		$465,898	$(273,472)	$192,426	$442,946	$(222,820)	$220,126

     The aggregate amortization expenses for the intangible assets listed above totaled $19.1 million and $10.4 million in the three months ended September 30, 2008 and 2007, respectively, and $57.0 million and $33.5 million in the nine months ended September 30, 2008 and 2007, respectively.
     Expected future intangible asset amortization expense as of September 30, 2008 is as follows (in thousands):

Fiscal years:
Remainder of 2008	$17,999
2009	63,188
2010	54,112
2011	36,340
2012	13,293
Thereafter	7,494

$192,426

6.  Restructuring Charges
     We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

     During 2008 (the “2008 Restructuring”), we took the following measures:
•	eliminated redundant positions related to the SafeBoot acquisition;

•	realigned the sales force; and

•	realigned staffing across various departments.
     During 2006 (the “2006 Restructuring”), we took the following measures:
•	reduced our workforce; and

•	continued our efforts to consolidate and dispose of excess facilities.
     During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures:
•	reduced our workforce;

•	continued our efforts to consolidate and dispose of excess facilities;

•	moved our European headquarters to Ireland and substantially vacated a leased facility in Amsterdam;

•	consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas;

•	relocated employees from Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities; and

•	sold our Sniffer and Magic product lines in 2004.
     Restructuring charges in the nine months ended September 30, 2008 totaled $0.5 million, consisting of a $5.5 million charge related to 2008 Restructuring, offset by a $5.0 million benefit, net of accretion, related primarily to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 and 2004 restructuring activities. We have moved back into one floor and intend to move back into the other floors in 2008.

2008 Restructuring
     Activity and liability balances related to our 2008 restructuring are as follows (in thousands):

Severance
Balance, January 1, 2008	$—
Restructuring accrual	5,537
Cash payments	(3,647)

Balance, September 30, 2008	$1,890

     In the nine months ended September 30, 2008, we recorded a restructuring charge of $0.8 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee. This charge was recorded in EMEA. We also recorded a $3.9 million restructuring charge related to the realignment of our sales force, of which $1.0 million, $2.8 million and $0.1 million were recorded in North America, EMEA and Latin America, respectively. In addition, we recorded a restructuring charge of $0.8 million related to the realignment of staffing across all departments, of which $0.4 million, $0.3 million and $0.1 million were recorded in EMEA, North America and Latin America, respectively.
     Severance costs are expected to be paid in the fourth quarter of 2008.
     2006 Restructuring
     Activity and liability balances related to our 2006 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other benefits	Total
Balance, January 1, 2007	$—	$2,390	$2,390
Restructuring accrual	330	2,634	2,964
Adjustment to liability	(24)	(196)	(220)
Cash payments	(233)	(4,542)	(4,775)
Effects of foreign currency exchange	4	7	11

Balance, December 31, 2007	77	293	370
Cash payments	(34)	—	(34)
Adjustment to liability	(7)	—	(7)
Accretion	(1)	—	(1)

Balance, September 30, 2008	$35	$293	$328

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

     2004 and 2003 Restructurings
     Activity and liability balances related to our 2004 and 2003 restructuring actions are as follows (in thousands):

Lease
Termination
Costs
Balance, January 1, 2007	$12,248
Cash payments	(2,235)
Adjustment to liability	5,552
Effects of foreign currency exchange	99
Accretion	431

Balance, December 31, 2007	16,095
Cash payments	(2,218)
Adjustment to liability	(5,393)
Reclassification to deferred rent liability	(1,509)
Effects of foreign currency exchange	(12)
Accretion	311

Balance, September 30, 2008	$7,274

     Lease termination costs included vacating several leased facilities, net of estimated sublease income, costs associated with subleasing the vacated facilities, asset disposals and discontinued use of certain leasehold improvements and furniture and equipment primarily in North America. Lease termination costs will be paid through 2013.
     The adjustment in 2008 primarily relates to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 and 2004 restructuring activities. We have moved back into one floor and intend to move back into the other floors in 2008.
7.  Line of Credit
     We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. We or the bank can cancel the credit facility at any time. No balances were outstanding as of September 30, 2008 and December 31, 2007.
8.  Net Income Per Share
     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator — Basic and diluted net income	$48,808	$63,401	$126,803	$154,795

Denominator — Basic
Basic weighted average common stock outstanding	152,347	159,808	157,350	159,802

Denominator — Diluted
Basic weighted average common stock outstanding	152,347	159,808	157,350	159,802
Effect of dilutive securities:
Stock options, RSUs, PSUs, RSAs and ESPP grants (1)	2,659	4,705	3,240	4,069

Diluted weighted average shares	155,006	164,513	160,590	163,871

Net income per share — Basic	$0.32	$0.40	$0.81	$0.97

Net income per share — Diluted	$0.31	$0.39	$0.79	$0.94

(1)	In the three months ended September 30, 2008 and 2007, 4.8 million and 2.2 million RSUs and options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.2 million PSUs for the three months ended September 30, 2008 because they are contingently issuable shares.
In the nine months ended September 30, 2008 and 2007, 5.2 million and 2.8 million RSUs and options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.2 million PSUs for the nine months ended September 30, 2008 because they are contingently issuable shares.

9.  Income Taxes
     For the three months ended September 30, 2008 and 2007, we had a tax provision of $5.1 million and $3.1 million, respectively, reflecting an effective tax rate of 9% and 5%, respectively. The effective tax rate for both the three months ended September 30, 2008 and September 30, 2007 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year-to-date expense to the revised estimate of our annual effective rate.
     For the nine months ended September 30, 2008 and 2007, we had a tax provision of $60.7 million and $25.1 million, respectively, reflecting an effective tax rate of 32% and 14%, respectively. The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions, offset by the negative impact resulting from acquisition integration activities, which, on a year-to-date basis, accounts for 14 percentage points of the effective tax rate. We filed for administrative relief from the negative tax consequences associated with the acquisition integration activities with the U.S. Internal Revenue Service and, subsequent to September 30, 2008, were granted the administrative relief. As a result, in the fourth quarter, we will reverse the previously recorded tax expense of approximately $29 million. The effective tax rate for the nine months ended September 30, 2007 differed from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

     The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of September 30, 2008.
     On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“The Act”). The Act extended the research and development credit for both 2008 and 2009. We will record the benefit of the research and development credit for all of 2008 in the fourth quarter. We are currently evaluating the 2008 benefit that will impact the fourth quarter.
     We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we apply a more-likely-than-not recognition threshold for all income tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $7.0 million to $23.0 million as audits close and statutes expire.
     During the third quarter of 2008, we concluded a limited scope examination of our U.S. federal income tax returns for the calendar years 2002, 2003, 2004 and 2005 with the Internal Revenue Service. There was no material impact on the financial statements resulting from this examination. Subsequent to September 30, 2008, we were notified by the Internal Revenue Service of their intent to examine the federal tax return for calendar tax year ended 2006.
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
     We market and sell anti-virus and security software, hardware and services through our geographic regions. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer on our web site suites of online products and services personalized for the user based on the users’ personal computer configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the internet.

     Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue by region:
North America	$218,365	$165,156	$612,333	$492,631
EMEA	130,513	105,264	385,101	310,300
Japan	28,524	25,880	83,695	76,116
Asia-Pacific, excluding Japan	18,435	15,905	55,718	43,848
Latin America	13,842	9,781	39,231	28,799

Net revenue	$409,679	$321,986	$1,176,078	$951,694

Income from operations by region:
North America	$68,082	$54,896	$185,773	$166,341
Europe	76,079	59,337	214,106	178,017
Japan	16,211	16,570	47,984	48,815
Asia-Pacific, excluding Japan	1,736	2,025	6,047	5,761
Latin America	8,608	5,132	24,053	17,373
Corporate	(121,353)	(91,320)	(320,956)	(289,496)

Income from operations	$49,363	$46,640	$157,007	$126,811

     The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.
     The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
General and administrative and other operating costs	$44,864	$44,455	$126,832	$133,650
Corporate marketing	30,092	14,028	75,389	45,280
Stock-based compensation	21,180	10,645	52,732	43,332
Amortization of purchased technology and other intangibles	19,112	10,379	57,005	33,501
Investigation costs	293	10,885	1,935	25,085
Restructuring charges	2,675	109	532	3,158
Other corporate expenses	3,137	819	6,531	5,490

Corporate expenses	$121,353	$91,320	$320,956	$289,496

11.  Litigation
     Settled Cases
     On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines, Inc. v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserted that (i) several of our Enterprise products infringe a Deep Nines’ patent and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. On June 18, 2008, the District Court granted, in part, McAfee’s motion for summary judgment, thereby removing all accused products from the case except IntruShield, one of our network protection offerings. On July 15, 2008, a jury found that certain applications of IntruShield infringe upon Deep Nines’ patent and awarded a one-time, lump sum payment for past and future damages. On July 29, 2008, we resolved all patent litigation matters with Deep Nines, Inc. by entering into a $25.0 million confidential settlement agreement. As part of the settlement, we acquired certain nonexclusive rights and entered into a mutual release of all related claims. In the three months ended June 30, 2008, we recorded $9.0 million of legal settlement costs. The remaining $16.0 million was recorded as an asset as of June 30, 2008. We are amortizing the asset to cost of product revenue in our condensed consolidated statements of income and comprehensive income over the economic life, which is estimated to be the remaining life of the primary patent which expires in 2020. The case was dismissed on September 8, 2008.
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
     On May 23, 2006, the SEC notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock option grants from January 1, 1995 through the date of the subpoena. At or around the same time, we received a notice of informal inquiry fr,om the U.S. Department of Justice, the (“DOJ”), concerning our stock option granting practices. On August 15, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation. On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, previously one of our consolidated subsidiaries that was a publicly traded company from December 1999 through September 2002.
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
     We have provided documents requested, and we are cooperating with the SEC and DOJ. The SEC review continues and thus we are unable to determine the ultimate outcome at this time. As such, no provision has been recorded in the financial statements for this matter.
     Securities Cases
     On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). In September 2007, a subsequently filed identical lawsuit also was consolidated into the Consolidated Action.
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
     In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. The Court preliminary approved the settlement on October 9, 2008; final approval will be considered by the Court at a hearing scheduled to occur on January 30, 2009. We accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006 due to our ongoing stock option investigation and restatement related to expected payments pursuant to the tentative settlement. While we cannot predict the ultimate outcome of the lawsuits in the event that the tentative settlement is not finally approved by the Court, the provision recorded in the financial statements represents our best estimate at this time.
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
     Other
     On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in November 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. The arbitration will begin in November 2008. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.
     In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in April 2009. We believe these claims are without merit, and intend to contest them vigorously. Additionally, we have filed counterclaims against the former executive. No provision has been recorded in the financial statements related to this matter.
     On September 21, 2008, McAfee, Inc., Seabiscuit Acquisition Corporation, a wholly owned subsidiary of McAfee, and Secure Computing Corporation (“Secure Computing”), entered into an Agreement and Plan of Merger, pursuant to which McAfee has agreed to acquire all of the outstanding common stock of Secure for $5.75 per share in cash, without interest, representing an equity value for Secure Computing’s common stock of approximately $413 million in the aggregate. Secure Computing’s outstanding shares of preferred stock will also be redeemed for cash as part of the proposed transaction, which would represent an additional $84 million.

     Five shareholders of Secure Computing filed lawsuits against Secure Computing and the members of its Board of Directors (the “Secure Computing Board”) alleging that the Secure Computing Board breached its fiduciary duties by agreeing to the transaction with McAfee.  One shareholder filed a lawsuit in the Superior Court for Los Angeles County, and four shareholders filed lawsuits in the Superior Court for Santa Clara County. While the lawsuits primarily allege claims against Secure Computing and the Secure Computing Board, they also accuse McAfee of aiding and abetting the Secure Computing Board’s alleged breach of fiduciary duty. The Santa Clara lawsuits have been consolidated into a single case (the “Consolidated Secure Computing Litigation”) in the Superior Court of California in Santa Clara. On October 20, 2008, the Los Angeles court transferred the Los Angeles case to Santa Clara County, where it will be consolidated into the Consolidated Secure Computing Litigation. The case is in its earliest stages. No provision has been recorded in the financial statements related to this matter.
     In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect individually, or in the aggregate, on our financial position, results of operations or cash flows.
12.  Warranty Accrual and Guarantees
     We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of September 30, 2008 and December 31, 2007 follows (in thousands):

Warranty
Accrual
Balance, January 1, 2007	$662
Additional accruals	1,546
Costs incurred during the period	(1,719)

Balance, December 31, 2007	489
Additional accruals	3,553
Costs incurred during the period	(2,955)

Balance, September 30, 2008	$1,087

     The following is a summary of certain guarantee and indemnification agreements as of September 30, 2008:
•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We cannot estimate the fair value of these indemnification agreements in excess of applicable insurance coverage due the fact that the insurers are denying coverage in many instances where we believe coverage should apply. We believe we will prevail in these insurance coverage disputes.

•	Under the terms of our agreements to sell Magic in January 2004, Sniffer in July 2004 and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for

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
13. Secure Computing Corporation Purchase Agreement
     In September 2008, we signed a definitive agreement to acquire Secure Computing for $497 million. Secure Computing is a leading provider of network security with a product portfolio that spans businesses of all sizes. Secure Computing delivers a comprehensive set of solutions that help customers protect their critical web, email and network assets. Closing of the transaction is subject to customary closing conditions and there can be no assurance that the transaction will be consummated. We expect the acquisition to close during the fourth quarter of 2008. If the acquisition does close in the fourth quarter of 2008, it will result in us recording a material amount of intangible assets and goodwill.
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

     We have one business and operate in one industry, developing, marketing, distributing and supporting computer and network security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified partners. We derive our revenue from three sources: (i) service and support revenue, which include support and maintenance, training, consulting and web security revenue; (ii) subscription revenue, which consists of revenue from online subscription arrangements; and (iii) product revenue, which includes revenue from perpetual software licenses (those with a one-time license fee) and hardware sales and retail product sales. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During the fourth quarter of 2007, we acquired SafeBoot for $345.6 million net of imputed interest. During the first quarter of 2008, we acquired ScanAlert for $54.9 million, of which $49.1 million was paid in the three months ended March 31, 2008 and $4.5 million was paid in the last quarter of 2007. During the third quarter of 2008, we acquired Reconnex for $46.6 million.
     We evaluate our consolidated financial performance utilizing a variety of indicators. Three of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income and net income. As discussed more fully below, our net revenue in the three months ended September 30, 2008 grew by $87.7 million to $409.7 million from $322.0 million in the three months ended September 30, 2007. Our net revenue in the nine months ended September 30, 2008 grew by $224.4 million to $1,176.1 million from $951.7 million in the nine months ended September 30, 2007. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. The U.S. dollar compared to foreign currencies positively impacted our revenue growth by $21.2 million and $67.8 million in the three and nine months ended September, 30, 2008, respectively. The $30.2 million increase in operating income in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily attributable to the overall growth of the company as more fully described in "Results of Operations" and a $23.2 million reduction in our investigation costs associated with our completed investigation into our historical stock option granting practices, offset by a $23.5 million increase in amortization of purchased technology, patents and intangibles due to recent acquisitions. The same items impacted operating income in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our net income for the three months ended September 30, 2008 decreased by $14.6 million to $48.8 million from $63.4 million for the three months ended September 30, 2007. The decrease was primarily due to the $12.4 million impairment recorded on marketable securities and an $8.5 million decrease in interest income attributable to lower yields and lower cash and marketable securities, partially offset by foreign currency gains totaling $7.4 million. Our net income for the nine months ended September 30, 2008 declined by $28.0 million to $126.8 million from $154.8 million for the nine months ended September 30, 2007. The decrease was primarily due to an increase in our effective tax rate discussed in “Provision for Income Taxes” below, the $14.9 million impairment recorded on marketable securities and an $18.2 million decrease in interest income attributable to lower yields and lower cash and marketable securities, partially offset by foreign currency gains totaling $5.9 million, a gain on investments of $5.9 million and improved operating margins.
     While we have recently experienced strong growth in revenue and bookings, economic conditions and financial markets have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed in the fourth quarter of 2007, remained slow for the first three quarters of 2008 and is expected to slow further or to recede in the fourth quarter of 2008 in the U.S. and internationally. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.
     We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency rates may have a potentially greater impact on our revenue and operating results. The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. While the U.S. dollar has strengthened against the Euro from January 1, 2008 to September 30, 2008, the average exchange rate for the U.S. dollar against the Euro was stronger during the three and nine months ended September 30, 2007, as compared to the same periods in 2008. This has resulted in an increase in the revenue and expense amounts in certain foreign countries in our statements of income for the three and nine months ended September 30, 2008 as compared to the corresponding periods in the prior year.
     The U.S. Dollar has recently appreciated significantly against the Euro and many other foreign currencies, including the local currencies of many of our international customers. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted.
     Critical Accounting Policies and Estimates
     We have added disclosure of “Potential Impairment of Marketable Securities” to our critical accounting policies and estimates during the nine months ended September 30, 2008. We had no other significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2007.

     Potential Impairment of Marketable Securities
     All of our marketable securities are classified as available-for-sale securities. We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. This determination requires significant judgment and actual results may be materially different than our estimate. Factors that we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the period of time the fair value is below amortized cost, significant changes in the operating performance, financial condition or business model of the issuer or underlying assets, the difference between fair value and amortized cost and changes in market conditions. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. The impairments for the three months and nine months ended September 30, 2008, were $12.4 million and $14.9 million, respectively. We have the intent and ability to hold our remaining securities that are in an unrealized loss position until they recover. These impaired marketable securities included mortgage-backed and corporate bonds. Current economic conditions have had widespread negative effects on the financial markets and global economies. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our investment portfolio to U.S. Treasury securities and funds that invest in U.S. Treasury securities. We had no impairment of marketable securities in the three and nine months ended September 30, 2007.
     Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available-for-sale securities and foreign currency contracts, subject to valuation under SFAS 157. In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. FSP 157-2 is effective for us beginning January 1, 2009 and will be applied prospectively. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective for us beginning October 10, 2008, the date of issuance. FSP 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 2 to the condensed consolidated financial statements for further discussion.
Results of Operations
     Net Revenue
     The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Net revenue:
Service and support	$208,773	$164,171	$44,602	27%	$596,745	$496,938	$99,807	20%
Subscription	166,752	140,366	26,386	19	491,969	402,025	89,944	22
Product	34,154	17,449	16,705	96	87,364	52,731	34,633	66

Total net revenue	$409,679	$321,986	$87,693	27%	$1,176,078	$951,694	$224,384	24%

Percentage of total net revenue:
Service and support	51%	51%			51%	52%
Subscription	41	44			42	42
Product	8	5			7	6

Total net revenue	100%	100%			100%	100%

     Our net revenue in a specific period is an aggregation of thousands of transactions ranging from high-volume, low-dollar transactions to high-dollar, multiple-element transactions that are individually negotiated. The impact of pricing and volume changes on revenue is complex as substantially all of our transactions contain multiple elements, primarily software licenses and post-contract support (“PCS”). Additionally, approximately 75 — 80% of our revenue in a specific period is derived from prior-period transactions for which revenue has been deferred and is being amortized into income over the period of the arrangement. Therefore, the impact of pricing and volume changes on revenue in a specific period results from transactions in multiple prior periods.

     The increase in net revenue in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 reflected (i) a $61.0 million, or 33%, increase in our corporate business and (ii) a $26.7 million, or 20%, increase in our consumer business. The increase in net revenue in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflected (i) a $148.7 million, or 27%, increase in our corporate business and (ii) a $75.7 million, or 19%, increase in our consumer business. Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. The latter category includes annotation, scanning and search revenue associated with ScanAlert and SiteAdvisor as the primary benefit of such offerings is to protect the consumer internet and mobile experience and a majority of the fees generated are based on underlying consumer activity. In the three months ended September 30, 2008, approximately 78% of our total net revenue came from prior-period deferred revenue.
     Net revenue from our corporate business increased during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to (i) a $38.6 million increase in revenue from our end point solutions, which include increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, (ii) an $18.5 million increase in revenue from our network protection offerings and (iii) a $3.9 million increase in our vulnerability and risk management offerings. During the three months ended September 30, 2008, we experienced an increase in the sale of our hardware solutions, which allows for higher upfront revenue recognition.
     Net revenue from our corporate business increased during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to (i) a $103.9 million increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, (ii) a $37.5 million increase in revenue from our network protection offerings and (iii) a $7.3 million increase in our vulnerability and risk management offerings.
     During both the three and nine months ended September 30, 2008, we experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach which bundles multiple products and services into suite offerings, which positively impacted revenue and deferred revenue and will impact our revenue in future periods.
     Net revenue from our consumer market increased during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 primarily due to (i) an increase in our customer base and (ii) increased percentage of suite sales from McAfee Internet Security Suites to McAfee Total Protection Suites. We continued to strengthen our relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba.
     Net Revenue by Geography
     The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate and a year-over-year comparison:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Net revenue:

North America	$218,365	$165,156	$53,209	32%	$612,333	$492,631	$119,702	24%
Europe, Middle East and Africa (“EMEA”)	130,513	105,264	25,249	24	385,101	310,300	74,801	24
Japan	28,524	25,880	2,644	10	83,695	76,116	7,579	10
Asia-Pacific, excluding Japan	18,435	15,905	2,530	16	55,718	43,848	11,870	27
Latin America	13,842	9,781	4,061	42	39,231	28,799	10,432	36

Total net revenue	$409,679	$321,986	$87,693	27%	$1,176,078	$951,694	$224,384	24%

Percentage of total net revenue:
North America	53%	51%			52%	52%
EMEA	32	33			33	32
Japan	7	8			7	8
Asia-Pacific, excluding Japan	5	5			5	5
Latin America	3	3			3	3

Total net revenue	100%	100%			100%	100%

     Net revenue outside of North America accounted for approximately 47% and 49% of total net revenue in the three months ended September 30, 2008 and 2007, respectively, and 48% of total net revenue in both the nine months ended September 30, 2008 and September 30, 2007. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.
     The increase in total net revenue in North America during the three months ended September 30, 2008 was primarily related to (i) a $34.8 million increase in corporate revenue in North America due to increased revenue from our network protection offerings, our end point solutions and our vulnerability and risk management offerings and (ii) an $18.4 million increase in consumer revenue in North America due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites. During the three months ended September 30, 2008, we experienced an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.
     The increase in total net revenue in North America during the nine months ended September 30, 2008 was primarily related to (i) a $65.1 million increase in corporate revenue in North America due to increased revenue from our network protection offerings, our end point solutions and our vulnerability and risk management offerings and (ii) a $54.6 million increase in consumer revenue in North America due to an increase in our customer base and increased conversions from point products to suite offerings. During the nine months ended September 30, 2008, we experienced larger transactions sold to customers through a solution selling approach.
     The increase in total net revenue in EMEA during the three months ended September 30, 2008 was attributable to (i) a $22.1 million increase in corporate revenue due to increased revenue from our network protection offerings and our end point solutions, offset by a slight decline in our vulnerability and risk management offerings and (ii) a $3.2 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and increased percentage of suite sales from lower-priced suites to higher-priced suites. In addition, corporate revenue and consumer revenue in EMEA was positively impacted by the stronger Euro against the United States (“U.S.”) Dollar, which resulted in an approximate $18.7 million increase to EMEA net revenue in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
     The increase in total net revenue in EMEA during the nine months ended September 30, 2008 was attributable to (i) a $64.2 million increase in corporate revenue due to increased revenue from our network protection offerings, our end point solutions, and our vulnerability and risk management offerings and (ii) a $10.6 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and an increased percentage of suite sales from lower-priced suites to higher-priced suites. In addition, corporate revenue and consumer revenue in EMEA was positively impacted by the stronger Euro against the U.S. Dollar, which resulted in an approximate $59.1 million increase to EMEA net revenue in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
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

     Service and Support Revenue
     The following table sets forth, for the periods indicated, each category of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Net service and support revenue:
Support and maintenance	$191,550	$157,173	$34,377	22%	$553,616	$475,153	$78,463	17%
Consulting, training and other services	17,223	6,998	10,225	146	43,129	21,785	21,344	98

Total service and support revenue	$208,773	$164,171	$44,602	27%	$596,745	$496,938	$99,807	20%

Percentage of service and support revenue:
Support and maintenance	92%	96%			93%	96%
Consulting, training and other services	8	4			7	4

Total service and support revenue	100%	100%			100%	100%

     Service and support revenue includes revenue from software support and maintenance contracts, training, consulting and other services. The increases in service and support revenue in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to more consultants providing integration and implementation services.
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
     Subscription Revenue
     The following table sets forth, for the periods indicated, the change in subscription revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Total subscription revenue	$166,752	$140,366	$26,386	19%	$491,969	$402,025	$89,944	22%
     Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in both the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba, (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (iii) increases in royalties from sales by our strategic partners. Subscription revenue continues to be positively impacted by our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

     Product Revenue
     The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of total product revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Net product revenue:
Licenses	$14,365	$7,194	$7,171	100%	$41,070	$25,412	$15,658	62%
Hardware	16,218	7,130	9,088	127	38,308	19,643	18,665	95
Retail and other	3,571	3,125	446	14	7,986	7,676	310	4

Total product revenue	$34,154	$17,449	$16,705	96%	$87,364	$52,731	$34,633	66%

Percentage of product revenue:
Licenses	42%	41%			47%	48%
Hardware	47	41			44	37
Retail and other	11	18			9	15

Total product revenue	100%	100%			100%	100%

     Product revenue includes revenue from perpetual software licenses, hardware sales and retail product sales. The increase in product revenue in the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were attributable to (i) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions and (ii) increased revenue from our network protection solutions which have a higher hardware content and therefore more upfront revenue realization.
Cost of Net Revenue
     The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Cost of net revenue:
Service and support	$17,031	$11,470	$5,561	48%	$47,460	$35,698	$11,762	33%
Subscription	48,245	44,089	4,156	9	141,210	121,090	20,120	17
Product	19,623	14,886	4,737	32	48,981	38,210	10,771	28
Amortization of purchased technology and patents	13,610	7,420	6,190	83	40,527	24,304	16,223	67

Total cost of net revenue	$98,509	$77,865	$20,644	27%	$278,178	$219,302	$58,876	27%

Components of gross margin:
Service and support	$191,742	$152,701			$549,285	$461,240
Subscription	118,507	96,277			350,759	280,935
Product	14,531	2,563			38,383	14,521
Amortization of purchased technology and patents	(13,610)	(7,420)			(40,527)	(24,304)

Total gross margin	$311,170	$244,121			$897,900	$732,392

Total gross margin percentage	76%	76%			76%	77%

     Cost of Service and Support Revenue
     Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees, as well as expenses related to subcontractors, providing customer support, training and consulting services. During 2008, we recognized for the first time costs related to delivering annotation, scanning and search services associated with ScanAlert and SiteAdvisor. In addition, the cost of service and support revenue increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due to increased professional services costs related to McAfee Consulting Services. The cost of service and support revenue as a percentage of service and support revenue for the three and nine months ended September 30, 2008 remained consistent when compared to the same periods in 2007.

     We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our Foundstone Solution Services, which includes threat modeling, security assessments and education, and McAfee Solution Services, which provide product design and deployment support.
     Cost of Subscription Revenue
     Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increases in subscription costs for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were primarily attributable to an increase in the volume of online subscription arrangements and royalties paid to our online strategic partners. Cost of subscription revenue as a percentage of subscription revenue decreased slightly for both the three and nine months ended September 30, 2008.
     We anticipate that the cost of subscription revenue will increase in absolute dollars due to increased demand for our subscription-based products with associated revenue-sharing costs.
     Cost of Product Revenue
     Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for the three and nine months ended September 30, 2008 increased from the three and nine months ended September 30, 2007 due to increased sales of network protection solutions. Cost of product revenue for the three and nine months ended September 30, 2008 decreased as a percentage of product revenue compared to the same periods in 2007, due primarily to increased margins on corporate revenue resulting from an increase in both the number and size of larger transactions sold to customers through a solution selling approach and more significant upfront revenue realization from the sale of hardware solutions.
     We anticipate that cost of product revenue will fluctuate in absolute dollars depending on the mix and size of certain enterprise-related transactions.
     Amortization of Purchased Technology and Patents
     The increases in amortization of purchased technology and patents in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were driven by the acquisitions of Reconnex in August 2008, ScanAlert in January 2008 and SafeBoot in November 2007. Amortization for the purchased technology and patents related to these acquisitions was $7.2 million and $20.8 million in the three and nine months ended September 30, 2008, respectively.
     Our purchased technology is being amortized over estimated useful lives of up to seven years. Amortization associated with purchased technology recorded as of September 30, 2008 is expected to be an aggregate of approximately $12.9 million for the remainder of 2008.
Gross Margin
     Our gross margins were relatively flat in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.
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

     The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of fair value of options	$6,802	$4,808	$18,179	$14,080
Restricted stock awards and units	5,905	5,785	18,212	15,932
Restricted stock units with performance-based vesting	7,031	—	14,180	—
Employee Stock Purchase Plan	1,442	—	1,942	—
Extension of post-termination exercise period	—	128	—	11,206
(Benefit) expense related to cash settlement of options	—	(76)	(382)	2,114
Tender offer	—	—	601	—

Total stock-based compensation expense	$21,180	$10,645	$52,732	$43,332

     Amortization of fair value of options.  We recognize the fair value of stock options issued to employees and outside directors as stock-based compensation expense over the vesting period of the awards. Stock-based compensation expense related to these grants increased for the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year. The increases were due to the grant of a greater number of options in the nine months ended September 30, 2008 compared to the corresponding prior-year periods, resulting in greater expense amortization in 2008 and to the amortization of the fair value of options assumed in the fourth quarter of 2007 as a result of the acquisition of SafeBoot.
     Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of RSAs and RSUs. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs. The fair value of these awards is recognized to expense over the requisite service period of the awards. Stock-based compensation expense related to these awards increased for the three and nine month periods ended September 30, 2008 compared to the corresponding periods in the prior year. The increases were due to the grant of 0.8 million RSUs during the first nine months of 2008.
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
     Employee Stock Purchase Plan. We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We did not issue employee stock purchase rights in 2007, and resumed granting awards under our ESPP in the second quarter of 2008.
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
     We recognized stock-based compensation expense of $0.1 million and $11.2 million in the three and nine months ended September 30, 2007, respectively, related to the January 2007 extension of the post-termination exercise period for options that would expire during the blackout period. The compensation charges were based on the fair value of the options after the modification. There were no such charges in 2008. We will not recognize any further expense related to these extensions of post-termination exercise period.
     Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. In the three and nine months ended September 30, 2007, we recognized a benefit of approximately $0.1 million and expense of $2.1 million, respectively, based on the change in the liability we recorded for the intrinsic value of these options. We recognized no expense in the three months ended September 30, 2008 and recognized a benefit of $0.4 million for the difference between the December 31, 2007 liability and the amount paid in the nine months ended September 30, 2008. All of these options were cash settled by March 31, 2008, and we will not recognize any further expense related to these options.
     Tender offer. In January 2008, we extended an offer to holders of certain stock options to amend the exercise price of the options. The purpose of amending the exercise price was to cure the adverse tax consequences resulting from certain options being granted in-

the-money in prior periods. In connection with amending the exercise price, we will pay to the holders of options that accepted the offer an amount of cash to compensate them for the increase in the exercise price of their options. We accounted for this offer as an option modification, and recorded stock-based compensation expense of $0.6 million for the incremental fair value of the options after the modification over the fair value before the modification. We will not recognize any further expense related to the tender offer.
     The following table summarizes pre-tax stock-based compensation expense recorded in our condensed consolidated statements of income and comprehensive income by line item in the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of net revenue — service and support	$533	$276	$1,261	$1,231
Cost of net revenue — subscription	244	189	561	732
Cost of net revenue — product	355	145	780	602

Stock-based compensation expense included in cost of net revenue	1,132	610	2,602	2,565
Research and development	4,970	2,752	13,036	11,017
Marketing and sales	9,239	3,486	22,102	16,811
General and administrative	5,839	3,797	14,992	12,939

Stock-based compensation expense included in operating costs	20,048	10,035	50,130	40,767

Total stock-based compensation expense	21,180	10,645	52,732	43,332
Deferred tax benefit	(5,897)	(2,914)	(14,841)	(12,602)

Total stock-based compensation expense, net of tax	$15,283	$7,731	$37,891	$30,730

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
     At September 30, 2008, the estimated fair value of all unvested stock options, RSUs, PSUs, RSAs and ESPP grants that have not yet been recognized as compensation expense was $97.0 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect compensation expense relating to 0.8 million PSUs for which the performance criteria have not been set.
     Internal Revenue Code Section 409A
     Adverse tax consequences resulted from our revision of accounting measurement dates during our restatement due to our investigation into our stock option granting practices for stock options that vested subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences included a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that were incurred by the holders of such options. As a result of these actions, we recognized no expense in the three months ended September 30, 2007, and $2.3 million in the nine months ended September 30, 2007. We have not recognized any expense in 2008 related to these actions and we do not expect any additional expense related to these actions in the future.

     Operating Costs
     Research and Development
     The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 30		2008 vs. 2007		September 30		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Research and development(1)	$64,478	$54,399	$10,079	19%	$185,101	$163,831	$21,270	13%
Percentage of net revenue	16%	17%			16%	17%

(1)	Includes stock-based compensation charges of $5.0 million and $2.8 million in the three months ended September 30, 2008 and 2007, respectively, and $13.0 million and $11.0 million in the nine months ended September 30, 2008 and 2007, respectively.
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to (i) a $4.5 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $2.2 million increase in stock-based compensation expense, (iii) $2.0 million of intangible assets acquired from Lockdown Networks, which were expensed during the period, (iv) a $1.2 million increase due to stronger foreign currencies in EMEA against the U.S. Dollar in the three months ended September 30, 2008 compared to the same prior-year period and (v) a $1.2 million increase in contract labor, offset by decreases in various other expenses related to research and development activities.
     The increase in research and development expenses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to (i) a $15.4 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $4.0 million increase due to stronger foreign currencies in EMEA against the U.S. Dollar in the nine months ended September 30, 2008 compared to the same prior-year period, (iii) a $2.3 million increase in contract labor, (iv) $2.0 million of intangible assets acquired from Lockdown Networks, which were expensed during the period and (v) a $2.0 million increase in stock-based compensation expense, partially offset by a (i) $3.7 million decrease attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition and (ii) decreases in various other expenses related to research and development activities.
     We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2008.
     Marketing and Sales
     The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Marketing and sales(1)	$136,523	$90,989	$45,534	50%	$383,766	$279,217	$104,549	37%
Percentage of net revenue	33%	28%			33%	29%

(1)	Includes stock-based compensation charges of $9.2 million and $3.5 million in the three months ended September 30, 2008 and 2007, respectively, and $22.1 million and $16.8 million in the nine months ended September 30, 2008 and 2007, respectively.
     Marketing and sales expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for marketing and sales personnel, advertising and promotions. The increase in marketing and sales expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 reflected (i) a $19.7 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount and salary increases, (ii) a $13.4 million increase related to agreements with certain PC OEM partners, (iii) a $5.7 million increase in stock-based compensation expense, (iv) a $3.4 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (v) a $3.0 million increase due to stronger foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended September 30, 2008 compared to the same prior-year period, (vi) a $2.3 million increase related to worldwide travel expense, partially offset by decreases in various other expenses associated with marketing and sales activities.
     The increase in marketing and sales expenses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflected (i) a $58.0 million increase in salary and benefit expense, including commissions, for individuals performing marketing and sales activities due to an increase in average headcount and salary increases, (ii) a $20.1 million increase related to agreements with certain PC OEM partners, (iii) an $10.2 million increase due to stronger foreign currencies in EMEA and Japan against the U.S. Dollar in the nine months ended September 30, 2008 compared to the same prior-year period, (iv) a $8.6 million increase related to worldwide travel expense, (v) a $6.4 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives and (vi) a $5.3 million increase in stock-based compensation expense, partially offset by decreases in various other expenses related to marketing and sales activities.
     We anticipate that marketing and sales expenses will increase in absolute dollars primarily due to agreements with our strategic partners, primarily our PC OEM partners where we have seen growth in both volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity for 2008.
     General and Administrative
     The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
General and administrative(1)	$52,336	$38,140	$14,196	37%	$153,081	$125,093	$27,988	22%
Percentage of net revenue	13%	12%			13%	13%

(1)	Includes stock-based compensation charges of $5.8 million and $3.8 million in the three months ended September 30, 2008 and 2007, respectively, and $15.0 million and $12.9 million in the nine months ended September 30, 2008 and 2007, respectively.
     General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 reflected (i) a $5.4 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $3.4 million increase in legal expenses and settlement costs primarily associated with indemnification costs related to our current and former officers and directors, (iii) a $2.0 million increase in stock-based compensation expense, (iv) a $1.3 million increase in contract labor, (v) a $1.3 million increase due to stronger foreign currencies in EMEA and Japan against the U.S. Dollar in the three months ended September 30, 2008 compared to the same prior-year period and (vi) increases in various other expenses related to general and administrative activities.
     The increase in general and administrative expenses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflected (i) a $13.3 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $6.7 million increase in legal expenses and settlement costs primarily associated with a patent infringement lawsuit and indemnification costs related to our current and former officers and directors, (iii) a $5.3 million increase in contract labor, (iv) a $4.3 million increase due to stronger foreign currencies in EMEA and Japan against the U.S. Dollar in the nine months ended September 30, 2008 compared to the same prior-year period, (v) a $2.6 increase in acquisition-related costs, primarily related to the SafeBoot acquisition, (vi) a $2.1 million increase in stock-based compensation expense and (vii) a $1.5 million increase related to worldwide travel expense, partially offset by (i) $5.5 million benefit related to the change in fair value of certain stock options subject to the provisions of EITF 00-19 recognized in the nine months ended September 30, 2008 compared to $1.7 million expense recorded in the nine months ended September 30, 2007 and (ii) decreases in various other expenses related to general and administrative activities.
     We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2008.

     Investigation Costs
     The following table sets forth, for the periods indicated, a comparison of investigation costs:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Investigation costs	$293	$10,885	$(10,592)	(97)%	$1,935	$25,085	$(23,150)	(92)%
     Investigation costs consist principally of costs arising as a result of our recently completed investigation into our historical stock option granting practices. The decreases in investigation costs during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were attributable to a decrease in costs related to the investigation as the investigation was completed prior to the restatement of our historical financial results on December 21, 2007. The costs in 2008 are primarily all ongoing legal costs related to the completed investigation.
     Amortization of Intangibles
     The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Amortization of intangibles	$5,502	$2,959	$2,543	86%	$16,478	$9,197	$7,281	79%
     Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increases in amortization of intangibles were attributable to our 2008 and 2007 acquisitions, in which we acquired $58.8 million of intangible assets related to the SafeBoot, ScanAlert, and Reconnex acquisitions.
     Restructuring Charges
     The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended					Nine Months Ended
	September 30,		2008 vs. 2007			September 30,		2008 vs. 2007
	2008	2007	$	%		2008	2007	$	%
	(Dollars in thousands)
Restructuring charges	$2,675	$109	$2,566	*	*	$532	$3,158	$(2,626)	(83)%

**	Calculation not meaningful.
     Restructuring charges in the three months ended September 30, 2008 totaled $2.7 million. We recorded $1.8 million related to the realignment of our sales force and $0.9 million related to the realignment of staffing across all departments. During the three months ended September 30, 2007, we recorded a $0.1 million charge primarily related to the completion of restructuring actions initiated in 2006 to realign our go-to-market model with our customers’ requirements and product offerings.
     Restructuring charges in the nine months ended September 30, 2008 totaled $0.5 million. We recorded a $5.0 million benefit related primarily to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 restructuring activities, offset by a charge of $5.5 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee, the realignment of our sales force, and the realignment of staffing across all departments. During the nine months ended September 30, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities and we recorded a restructuring charge of $2.4 million related to a reduction in headcount. In addition, during the nine months ended September 30, 2007, we recorded accretion on prior year restructurings of $0.3 million.

     Interest and Other Income, Net
     The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Interest and other income, net	$16,242	$19,450	$(3,208)	(16)%	$39,529	$52,480	$(12,951)	(25)%
     Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest income in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was partially due to (i) a lower average rate of annualized return on our invested cash and investments from approximately 5% in the three months ended September 30, 2007 to approximately 3% in the three months ended September 30, 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $400 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
     The decrease in interest income in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was partially due to (i) a lower average rate of annualized return on our investments from approximately 5% in the nine months ended September 30, 2007 to approximately 4% in the nine months ended September 30, 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $200 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
     During the three months ended September 30, 2008 and 2007, we recorded net foreign currency transaction gains in our condensed consolidated statements of income and comprehensive income of $7.4 million and $2.1 million, respectively, and $5.9 million and $1.0 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in both the three and nine months ended September 30, 2008, was due to favorable Euro rate movements on certain transactions in EMEA.
     We anticipate that interest and other income will decrease during the remainder of 2008 as a result of the declining interest rate environment, our shifting a large percentage of our investment portfolio to U.S. treasury securities which have a lower yield, and lower cash balances due to our stock repurchase program and expected acquisitions.
Impairment of Marketable Securities
     During the three and nine months ended September 30, 2008, we recorded impairments on certain of our marketable securities of $12.4 million and $14.9 million, respectively. Current economic conditions have had widespread negative effects on the markets for debt securities in 2008. Factors that we used to determine the impairment charge included the period of time the fair value is below amortized cost, significant changes in the operating performance, financial condition or business model of the issuer or underlying assets, the difference between fair value and amortized cost and changes in market conditions. We did not have any impairments of securities in 2007.
Gain on Investments, Net
     During the three months ended September 30, 2008 and 2007, we recognized a gain on the sale of marketable securities of $0.7 million and $0.4 million, respectively. During the nine months ended September 30, 2008 and 2007, we recognized a gain on the sale of marketable securities of $5.9 million and $0.6 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative yields or for liquidity purposes, or in the case of the three months ended September 30, 2008, given the current economic environment, to investments that are considered more conservative, thus resulting in gains and losses on sale.

     Provision for Income Taxes
     The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Nine Months Ended
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Provision for income taxes	$5,104	$3,060	$2,044	67%	$60,720	$25,127	$35,593	142%
Effective tax rate	9%	5%			32%	14%
     We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year to date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results.
     The effective tax rate for both the three months ended September 30, 2008 and September 30, 2007 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate.
     The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions, offset by the negative impact resulting from acquisition integration activities, which, on a year to date basis, accounts for 14 percentage points of the effective tax rate. We filed for administrative relief from the negative tax consequences associated with the acquisition integration activities with the U.S. Internal Revenue Service and, subsequent to September 30, 2008, were granted the administrative relief. As a result, we will reverse the previously recorded tax expense of approximately $29 million in the fourth quarter of 2008. The effective tax rate for the nine months ended September 30, 2007 differed from the statutory rate primarily due the benefit of lower tax rates in certain jurisdictions. The increase in the effective tax rate for the nine months ended September 30, 2008 as compared to the same prior period in 2007 primarily relates to the negative impact of the acquisition integration activities recognized in 2008 and the loss of certain tax credits due to legislative sunset provisions that became effective at the end of 2007.
     The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of September 30, 2008.
     We concluded a limited scope examination of our U.S. federal income tax returns for the calendar years 2002, 2003, 2004 and 2005 with the Internal Revenue Service. There was no material impact on the financial statements resulting from this examination. Subsequent to September 30, 2008, we were notified by the Internal Revenue Service of their intent to examine the federal tax return for calendar tax year ended 2006. We can not reasonably determine if this examination will have a material impact on the financial statements.
     On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“The Act”). The Act extended the research and development credit for both 2008 and 2009. We will record the benefit of the research and development credit for all of 2008 in the fourth quarter.
Acquisitions
     Reconnex
     In August 2008, we acquired 100% of the outstanding shares of Reconnex, a data loss prevention company, for $46.6 million.  We will incorporate Reconnex’s technologies into our data protection business unit integrating it with our McAfee ePolicy Orchestrator in 2009. The results of operations for Reconnex have been included in our results of operations since the date of acquisition. See Note 4 to the condensed consolidated financial statements for further discussions.

     ScanAlert
     In January 2008, we acquired 100% of the outstanding shares of ScanAlert, a provider of a vulnerability assessment and certification services for e-commerce sites, for $54.9 million. Of this amount, we paid $4.5 million in the fourth quarter of 2007 and we paid $49.0 million, net of cash received, in the three months ended March 31, 2008.
     We have incorporated ScanAlert’s technology into our existing SiteAdvisor web rating system. The results of operations for ScanAlert have been included in our results of operations since the date of acquisition. See Note 4 to the condensed consolidated financial statements for further discussions.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$238,478	$301,677
Net cash provided by (used in) investing activities	383,893	(216,732)
Net cash used in financing activities	(381,966)	(184)
     Overview
     At September 30, 2008, our cash, cash equivalents and marketable securities totaled $1,003.0 million and we did not have any debt. Our principal source of liquidity was our existing cash, cash equivalents and short-term marketable securities of $780.1 million. During the nine months ended September 30, 2008, we had $521.9 million of net proceeds from the purchase, sale or maturity of marketable securities, we received $117.3 million from proceeds from the issuance of common stock under our employee options plans and we had net income of $126.8 million. We paid $46.2 million, net of cash received, for the purchase of Reconnex, $49.0 million, net of cash received, for the purchase of ScanAlert, Inc., $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot and $2.0 million to acquire an intangible asset from Lockdown Networks. In addition, we used $515.6 million for repurchases of our common stock, including commissions, and $34.7 million for purchases of property and equipment. Of the $515.6 million used for stock repurchases, $500.0 million was used for share repurchases in the open market and $15.6 million was used to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.
     Our management plans to use our cash, cash equivalents and marketable securities for future operations, potential acquisitions and potential repurchases of our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the foreseeable future.
     Although recent distress in the financial markets has not had a significant impact on our financial position, results of operations or cash flows, our management continues to monitor the financial markets and general global economic conditions. As we monitor these current market conditions, our liquidity position and strategic initiatives, we may seek either short-term or long-term financing from external credit facilities. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as the current weakness in the economic conditions in the markets in which we operate and into which we sell our products, and increased uncertainty in the financial, capital and credit markets. There can be no assurance that any financing would be available on terms acceptable to us, if at all.
     Operating Activities
     The $63.2 million decrease in net cash provided by operating activities in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily driven by increases in payments to our partners, primarily PC OEMs, and the $25.0 million payment to Deep Nines for settlement of the patent infringement lawsuit. Net cash provided by operating activities in the nine months ended September 30, 2008 and 2007 was primarily the result of our net income of $126.8 million and $154.8 million, respectively. Net income for the nine months ended September 30, 2008 was adjusted for non-cash items such as depreciation and amortization of $86.3 million, non-cash stock-based compensation expense of $52.5 million, changes in deferred income taxes of $22.5 million, impairment of marketable securities of $14.9 million, an increase in accounts payable of $3.5 million, and changes in various assets and liabilities such as an increase in prepaid expenses, prepaid taxes and other assets of $48.4 million, a decrease in accounts receivable of $23.2 million, a decrease in accrued taxes and other liabilities of $23.4 million, and an increase in deferred revenue of $11.1 million.

     Net income for the nine months ended September 30, 2007 was adjusted for non-cash items such as depreciation and amortization of $59.9 million, non-cash stock-based compensation expense of $41.2 million, changes in deferred income taxes of $10.7 million, discount amortization on marketable securities of $4.4 million, and changes in various assets and liabilities such as an increase in accrued taxes and other liabilities of $27.5 million, an increase in deferred revenue of $27.4 million, an increase in prepaid expenses, prepaid taxes, and other assets of $38.9 million, and a decrease in accounts receivable of $20.0 million.
     Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or “DSO”. DSOs were 46 days and 44 days in the three months ended September 30, 2008 and September 30, 2007, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts and the impact of acquisitions. In the first nine months of 2008 and in 2007, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”
     Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable and strategic partner arrangements. In the nine months ended September 30, 2008 and 2007, we did not make any significant changes to our payment timing to our vendors. In the fourth quarter of 2008, we expect to pay approximately $30 million related to a tax settlement.
     Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2008, approximately $482.9 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
     We incurred material expenses in 2007 as a direct result of the investigation into our historical stock option granting practices and related accounting, which expenses are reported as “Investigation costs” in the condensed consolidated statements of income. These costs primarily related to professional services for the investigation, legal, historical accounting and tax guidance. In addition, we incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these fines and/or penalties with available cash.
     In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, naming rights and advertising, software licensing, royalty and distribution-related agreements. In 2008, we entered into additional advertising, software licensing, royalty and distribution-related agreements. At September 30, 2008, minimum commitments associated with these agreements totaled $200.2 million, which expire at various times through 2010. These commitments are in the ordinary course of our business and we expect to meet these and our other obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 11 in our condensed consolidated financial statements.
Investing Activities
     Our investing activities for the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net proceeds from sales or maturities (purchases) of marketable securities	521,875	$(186,224)
Acquisitions, net of cash acquired	(103,237)	—
Decrease in restricted cash	—	391
Purchase of property, equipment and leasehold improvements	(34,745)	(25,704)
Purchase of patents	—	(9,300)
Proceeds from the sale of assets and technology	—	4,105

Net cash provided by (used in) investing activities	$383,893	$(216,732)

     Investments
     In the nine months ended September 30, 2008, net proceeds from the sale and maturity of marketable securities were $521.9 million compared to net purchases of marketable securities of $186.2 million in the nine months ended September 30, 2007. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our investment portfolio to U.S. Treasury securities and funds that invest in U.S. Treasury securities.
Acquisitions
     During the nine months ended September 30, 2008, we paid $46.2 million, net of cash acquired, related to the acquisition of Reconnex, $49.0 million, net of cash acquired, related to the acquisition of ScanAlert, Inc., $2.0 million to acquire an intangible asset from Lockdown Networks, and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot.
     In September 2008, we entered into an agreement to purchase Secure Computing for $497 million. Subject to customary closing conditions, the transaction is expected to close in the fourth quarter of 2008. We plan to fund this acquisition with existing cash and marketable securities.
     Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies in the future.
     Restricted Cash
     Restricted cash, which is included in other assets, at both September 30, 2008 and December 31, 2007 consists primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.
     Property and Equipment
     The $34.7 million of property and equipment purchased during the nine months ended September 30, 2008 and the $25.7 million of property and equipment purchased during the nine months ended September 30, 2007 was primarily for purchases of computers, equipment and software for ongoing projects.
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
Proceeds from the sale of assets and technology
     The $4.1 million of proceeds from the sale of assets during the nine months ended September 30, 2007 was primarily related to the sale of our fractional interest in a corporate aircraft.

Financing Activities
     Our financing activities for the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Proceeds from issuance of common stock from option plans	$117,307	$—
Excess tax benefits from stock-based compensation	17,167	12
Repurchase of common stock	(515,571)	(196)
Principal payment on capital lease obligation	(869)	—

Net cash used in financing activities	$(381,966)	$(184)

     Stock Option and Stock Purchase Plans
     Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under our stock option plans and ESPP. Beginning in July 2006, we suspended purchases under our ESPP and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the nine months ended September 30, 2007, we received no proceeds from the issuance of common stock under stock option plans and ESPP. On December 21, 2007, we became current on our reporting obligations and our employees were able to exercise stock options for the first time in over 16 months. In June 2008, we reinstated our ESPP with a six-month offering period, a 15% discount and a six-month look-back feature. We received cash proceeds from these plans in the amount of $117.3 million in the nine months ended September 30, 2008. We do not expect proceeds from the exercise of stock options to be as significant in future periods.
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
     Excess Tax Benefits from Stock-Based Compensation
     The excess tax benefit reflected as a financing cash inflow in the nine months ended September 30, 2008 and 2007 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.
     Repurchase of Common Stock
     In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending on market conditions, share price and other factors. During the nine months ended September 30, 2008, we used $500.0 million to repurchase 14.5 million shares of our common stock in the open market, including commissions paid on these transactions.
     During the nine months ended September 30, 2008 and 2007, we used $15.6 million and $0.2 million, respectively, to repurchase shares of common stock in connection with our obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.
     In May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices until December 21, 2007, the date we became current on our filing obligations. Therefore, in the nine months ended September 30, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.
     We may repurchase up to an additional $250.3 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors.

     Credit Facility
     We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of September 30, 2008 and December 31, 2007.
Recent Accounting Pronouncements
     See Note 2 to the condensed consolidated financial statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
     Our market risks at September 30, 2008, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC. However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the United States government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, we had a net unrealized loss of $2.5 million on marketable securities at September 30, 2008, compared with a net unrealized gain of $2.1 million at December 31, 2007, and during the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $14.9 million related to marketable securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2008.

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
  Material Weaknesses in Internal Control over Financial Reporting
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal controls over financial reporting as of September 30, 2008.

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

Changes in Internal Controls Over Financial Reporting
     Except as described below, there have been no changes in our internal control over financial reporting since June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the three months ended September 30, 2008, we continued the process of remediating the material weakness in accounting for income taxes, including the following:
•	We have automated key elements of the calculation of the provision for income taxes.

•	We have implemented our redesigned income tax reconciliation process to facilitate improved data collection and analysis.

•	We have provided extensive training to our tax accounting personnel and will continue to enhance the training programs in the future.

•	We continue to improve our interim and annual review processes for various calculations including the tax provision computation process.

We believe the above steps will provide us with the infrastructure and processes necessary to accurately calculate our tax provision on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.
PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
     Settled Cases
     On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines, Inc. v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserted that (i) several of our Enterprise products infringe a Deep Nines’ patent and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. On June 18, 2008, the District Court granted, in part, McAfee’s motion for summary judgment, thereby removing all accused products from the case except IntruShield, one of our network protection offerings. On July 15, 2008, a jury found that certain applications of IntruShield infringe upon Deep Nines’ patent and awarded a one-time, lump sum payment for past and future damages. On July 29, 2008, we resolved all patent litigation matters with Deep Nines, Inc. by entering into a $25.0 million confidential settlement agreement. As part of the settlement, we acquired certain nonexclusive rights and entered into a mutual release of all related claims. In the three months ended June 30, 2008, we recorded $9.0 million of legal settlement costs. The remaining $16.0 million was recorded as an asset as of June 30, 2008. We are amortizing the asset to cost of product revenue in our condensed consolidated statements of income and comprehensive income over the economic life, which is estimated to be the remaining life of the primary patent which expires in 2020. The case was dismissed on September 8, 2008.
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
     We have provided documents requested, and we are cooperating with the SEC and DOJ. The SEC review continues and thus we are unable to determine the ultimate outcome at this time. As such, no provision has been recorded in the financial statements for this matter.
     Securities Cases
     On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). In September 2007, a subsequently filed identical lawsuit also was consolidated into the Consolidated Action.
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
     In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. The Court preliminary approved the settlement on October 9, 2008; final approval will be considered by the Court at a hearing scheduled to occur on January 30, 2009. We accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006 due to our ongoing stock option investigation and restatement related to expected payments pursuant to the tentative settlement. While we cannot predict the ultimate outcome of the lawsuits in the event that the tentative settlement is not finally approved by the Court, the provision recorded in the financial statements represents our best estimate at this time.
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
     Other
     On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin in November 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contained the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. The arbitration will begin in November 2008. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.
     In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. He alleges that McAfee breached his employment contract and committed certain additional wrongful acts related to the expiration of his stock options. The arbitration demand was filed on April 11, 2008 and we anticipate that arbitration will begin in April 2009. We believe these claims are without merit, and intend to contest them vigorously. Additionally, we have filed counterclaims against the former executive. No provision has been recorded in the financial statements related to this matter.
     On September 21, 2008, McAfee, Inc., Seabiscuit Acquisition Corporation, a wholly owned subsidiary of McAfee, and Secure Computing Corporation (“Secure Computing”), entered into an Agreement and Plan of Merger, pursuant to which McAfee has agreed to acquire all of the outstanding common stock of Secure for $5.75 per share in cash, without interest, representing an equity value for Secure Computing’s common stock of approximately $413 million in the aggregate. Secure Computing’s outstanding shares of preferred stock will also be redeemed for cash as part of the proposed transaction, which would represent an additional $84 million.
     Five shareholders of Secure Computing filed lawsuits against Secure Computing and the members of its Board of Directors (the “Secure Computing Board”) alleging that the Secure Computing Board breached its fiduciary duties by agreeing to the transaction with McAfee.  One shareholder filed a lawsuit in the Superior Court for Los Angeles County, and four shareholders filed lawsuits in the Superior Court for Santa Clara County. While the lawsuits primarily allege claims against Secure Computing and the Secure Computing Board, they also accuse McAfee of aiding and abetting the Secure Computing Board’s alleged breach of fiduciary duty. The Santa Clara lawsuits have been consolidated into a single case (the “Consolidated Secure Computing Litigation”) in the Superior Court of California in Santa Clara. On October 20, 2008, the Los Angeles court transferred the Los Angeles case to Santa Clara County, where it will be consolidated into the Consolidated Secure Computing Litigation. The case is in its earliest stages. No provision has been recorded in the financial statements related to this matter.
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
     Adverse economic conditions in markets in which we operate can harm our business. Recently, economic conditions and financial markets have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed in the fourth quarter of 2007, remained slow for the first three quarters of 2008 and is expected to slow further or to recede in the fourth quarter of 2008 in the U.S. and internationally. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.
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
     False alarms
     Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms, while typical in the security industry, would likely impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future.
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
     Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and tax compliance, and the overall political climate and potential political instability. Net revenue in our operating regions outside of North America represented 48% of total net revenue in both nine months ended September 30, 2008 and September 30, 2007. The risks associated with our continued focus on international operations could adversely affect our business and financial results.
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
     Legal and compliance risks
     We face a variety of legal and compliance risks. A significant legal risk resulting from our international operations is compliance with the Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be common for non-McAfee personnel to engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. For example, in some countries it is customary to make payments to government regulators in order to encourage prompt and desirable regulatory actions. Such payments by U.S. companies, employees, distributors, partners, or agents of U.S. companies are prohibited by the FCPA. Although we have implemented training along with policies and procedures designed to ensure compliance with this and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies and training programs, could have a material adverse effect on our business.
     Another legal risk is that some of our computer security solutions, particularly those incorporating encryption technology, may be subject to export restrictions. As a result, some products cannot be exported to international customers without prior United States (“U.S.”) government approval. The list of products and end users for which export approval is required, and the related regulatory policies, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets and could have a material adverse effect on our international revenue and expense. If we, or our resellers, fail to comply with applicable law and regulations, we may become subject to penalties and fines or restrictions that may adversely affect our business.
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
Currency exchange and interest rate risks
     A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Fluctuations in currency exchange rates and economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During the nine months ended September 30, 2008 and 2007, we recorded a net foreign currency transaction gain of $5.9 million and $1.0 million, respectively, in our consolidated statements of income and comprehensive income. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.
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
     Significant percentage of sales through distributors
     We sell a significant volume of our products through third-party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners (referred to collectively as distributors). Reliance on third parties for distribution exposes us to a variety of risks, some of which are described below, that could have a material adverse impact on our business and financial results.
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
     Competitive aspects of distributor relationships
     Our distributors may sell other vendors’ products that compete with our products. Although we offer our distributors incentives to focus on sales of our products, they often give greater priority to products of our competitors, for a variety of reasons. In order to maximize sales of our products rather than those of our competitors, we must effectively support these partners with, among other things, appropriate financial incentives to encourage them to invest in sales tools, such as online sales and technical training and product collateral needed to support their customers and prospects. If we do not properly support our partners, they may focus more on our competitors’ products, and their sales of our products would decline.

     Our PC OEM partners are also in a position to exert competitive pricing pressure. Competition for OEMs’ business continues to increase, and it gives the OEMs leverage to demand lower product prices from us in order to secure their business. Even if we negotiate what we believe are favorable pricing terms when we first establish a relationship with an OEM, at the time of the renewal of the agreement, we may be required to renegotiate our agreement with them on less favorable terms. Lower net prices for our products would adversely impact our operating margins.
Loss of distributors
     We invest significant time, money and resources to establish and maintain relationships with our distributors, but we have no assurance that any particular relationship will continue for any specific period of time. The agreements we have with our distributors, including those with Ingram Micro Inc. and Tech Data Corporation, our two largest distributors, can generally be terminated by either party without cause with no or minimal notice or penalties. If any significant distributor terminates its agreement with us, we could experience a significant interruption in the distribution of our products and our revenue could decline. We could also lose the benefit of our investment of time, money and resources in the distributor relationship.
     A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 38% of our net revenue for both the nine months ended September 30, 2008 and 2007. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.
     Although a distributor can terminate its relationship with us for any reason, one factor that may lead to termination is a divergence of our business interests and those of our distributors and potential conflicts of interest. For example, our acquisition activity has resulted in the termination of distributor relationships that no longer fit with the distributors’ business priorities. Future acquisition activity could cause similar termination of, or disruption in, our distributor relationships, which could adversely impact our revenue.
Credit risk
     Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.5 million as of September 30, 2008. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.
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
     Use of cash and securities
     Our available cash and securities may be used to acquire or invest in companies or products. For example, in September 2008, we entered into an agreement to purchase Secure Computing for $497 million. Subject to customary closing conditions, the transaction is expected to close in the fourth quarter of 2008. Moreover, when we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition. To the extent we continue to make acquisitions, we will require additional cash and/or shares of our common stock as payment. The use of securities would cause dilution for our existing stockholders.
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
     Following an acquisition, we may be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established vendor specific objective evidence (“VSOE”) of the separate value of the acquired product. A delay in the recognition of revenue from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
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
     During 2007, we experienced significant changes in our senior management team, as a number of officers resigned or were terminated and several key management positions were vacant for a significant period of time. In April 2007, David DeWalt was hired as our chief executive officer and president. Later in 2007 we also appointed other senior executives. In May 2008, we hired Albert “Rocky” Pimentel as our new chief financial officer and chief operating officer. We may continue to experience changes in senior management going forward.
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
     Impact of fluctuations
     Over the years our revenue, gross margins and operating results have fluctuated significantly from quarter to quarter and from year to year, and we expect fluctuations in our operating results to continue in the future. Thus, our operating results for prior periods may not be effective predictors of our future performance. The fluctuations make it difficult for us to accurately estimate operating results. Furthermore, because our expenses are based in part on our expectations regarding future revenue, expenses in the short term are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period.
     Volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
     Factors that may cause our revenue, gross margins and other operating results to fluctuate significantly from period to period, include, but are not limited to the following:
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
     Issues relating to third-party distribution, manufacturing and fulfillment relationships
     We rely heavily on third parties to distribute our products. Any changes in the performance of the relationships with our distribution partners can impact our operating results. We also rely on third parties to manufacture our products. Changes in our supply chain could result in product fulfillment delays that contribute to fluctuations in operating results from period to period. We typically fulfill delivery of our hardware-based products from centralized distribution centers. We have in the past and may in the future make changes in our product delivery network. Changes in our product delivery network may disrupt our ability to timely and efficiently meet our product delivery commitments, particularly at the end of a quarter. As a result, we may experience increased costs in the short term as temporary delivery solutions are implemented to address unanticipated delays in product delivery. In addition, product delivery delays may negatively impact our ability to recognize revenue if shipments are delayed at the end of a quarter.
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
     Timing of new products and customers
     The timing of the introduction and adoption of new products, product upgrades or updates by us, our inventory forecasts, or our competitors can have a significant impact on revenue from period to period. For example, revenue tends to be higher shortly after we introduce new products compared to periods without new products. Our revenue may decline after new product introductions by competitors. In addition, the volume, size, and terms of new customer licenses can cause fluctuations in our revenue.
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
We face numerous risks relating to the enforceability of our intellectual property rights and our use of third-party intellectual property, many of which could result in the loss of our intellectual property rights as well as other material adverse impacts on our business and financial results and condition.
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
     The litigation process is subject to inherent uncertainties, so we may not prevail in litigation matters regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe (licenses may not be available on reasonable commercial terms or at all), and subject us to significant liabilities.
     If we acquire technology to include in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties to verify the origin and ownership of such technology. Similarly, we face exposure to infringement actions if we hire software engineers who were previously employed by competitors and those employees inadvertently or deliberately incorporate proprietary technology of our competitors into our products despite efforts by our competitors and us to prevent such infringement.
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
     We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.
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

Our investment portfolio is subject to volatility, losses and liquidity limitations. Continued negative conditions in the global credit markets could impair the value of or limit our access to our investments.
     Investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our investment portfolio to U.S. Treasury and funds that invest in U.S. Treasury securities, We do not hold any sub-prime mortgages, auction rate securities or structured investment vehicles.
     The outlook for our investment income is dependent on the amount of any share repurchases or acquisitions that we effect and the amount of cash flows from operations that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to U.S. Treasury and to funds that invest in U.S. Treasury securities. This shift may negatively impact our income from our investment portfolio in light of declining yields. Any significant decline in our investment income or the value of our investments could have an adverse effect on our results of operations or financial condition.
     During the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $14.9 million related to marketable securities. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.
     Most of our cash and investments held outside the United States are subject to fluctuations in currency exchange rates. Furthermore, the majority of these ‘offshore’ investment holdings could be repatriated to the United States, but, under current law, would be subject to U.S. federal income tax, less any applicable foreign tax credits. These tax limitations, local regulations and potential further capital market turmoil, could limit our ability to utilize these offshore funds.
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
     During 2007 and up to the date of this filing, our stock price was highly volatile, ranging from a high of $41.35 to a low of $26.72. On October 31, 2008, our stock’s closing price was $32.55. Announcements, business developments, such as a material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft Corporation related to its consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

     In addition to the volatility that is related to our business activities and those of others in our industry, our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. During 2007 through October 2008, the major US and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact McAfee’s stock price regardless of McAfee’s performance.
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
     In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. During the three months ended September 30, 2008, we repurchased approximately 3.4 million shares of our common stock in the open market for approximately $112.6 million, excluding commissions paid. During the three months ended September 30, 2008, we used $0.7 million to repurchase shares of common stock in connection with our obligation to holders of restricted stock units to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.
     The table below sets forth all repurchases by us of our common stock during the three months ended September 30, 2008:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	Per Share	Repurchase Program	Repurchase Program
	(in thousands, except price per share)
July 1, 2008 through July 31, 2008	3,424	$32.93	3,420	$250,290
August 1, 2008 through August 31, 2008	8	39.00	—	250,290
September 1, 2008 through September 30, 2008	7	36.87	—	250,290

Total	3,439	$32.95	3,420

Item 3.  Defaults upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on July 28, 2008.
1.	The election of three Class III Directors to serve until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Thomas E. Darcy	129,386,292	13,044,681
Denis J. O’Leary	121,015,984	21,414,989
Robert W. Pangia	72,294,013	70,136,960
     The election of three Class I Directors to serve until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Carl Bass	127,791,006	14,639,967
Jeffery A. Miller	129,299,781	13,131,192
Anthony Zingale	129,301,535	13,129,438
2. Approval of the Executive Bonus Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
138,381,711	3,949,111	100,150
3. Approval of Amendments to the 1997 Stock Incentive Plan, as Amended.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
96,726,377	37,976,434	50,904
4.	Ratification of the appointment of Deloitte & Touche LLP as the Independent Public Accountants.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
142,342,715	58,441	29,817
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

McAfee Inc.
/s/ Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

November 6, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998

3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004

3.3	Second Amended and Restated Bylaws of the Registrant, as amended	8-K	001-31216	3.1	June 2, 2008

3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998

10.1	Agreement and Plan of Merger dated as of September 21, 2008, by and among the Registrant, Seabiscuit Acquisition Corporation and Secure Computing Corporation	8-K	001-31216	10.1	September 22, 2008

10.2	1993 Stock Option Plan for Outside Directors, as amended					X

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X