Form 10-K
period 2008-12-31
McAfee, Inc.
filed 2009-03-02
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-31216

McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3965 Freedom Circle Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code:
(408) 988-3832

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $5.3 billion. As of February 24, 2009, Registrant had outstanding approximately 154 .1 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2009 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

MCAFEE, INC. AND SUBSIDIARIES
FORM 10-K
For the fiscal year ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, continuation of our stock repurchase program, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

TRADEMARKS AND TRADE NAMES

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include, but are not limited to: “McAfee,” “ePolicy Orchestrator,” “VirusScan,” “IntruShield,” “Entercept,” “Foundstone,” “SiteAdvisor,” “Avert,” “Preventsys,” “Policy Enforcer,” “Total Protection,” “AntiSpyware,” “SecurityAlliance,” “McAfee Security,” “SafeBoot,” “ScanAlert,” “McAfee SECURE,” “McAfee Security Center,” “Unified Secure Access,” “Artemis” and “TrustedSource.” Any other non-McAfee related products, registered and/or unregistered trademarks contained herein are only by reference and are the sole property of their respective owners.

PART I

Item 1.	Business

OVERVIEW

We are a leading global dedicated security technology company that secures systems and networks from known and unknown threats. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, enforce policy and continuously track and improve their security and compliance.

Security has emerged as one of the most critical concerns facing businesses and consumers. Security breaches have risen dramatically in the past few years, fueled in part by the proliferation of mobile devices such as laptop computers, cell phones and “smart phones” with email and web-surfing capabilities. For corporations, the increasing frequency of security breaches has coincided with expanding regulatory compliance requirements relating to security and more specifically, to privacy. Failure to comply with these requirements, and with the requirements of internal security policies and procedures, creates an additional level of enterprise risk. For consumers, the increasing frequency of online fraud and security concerns discourages customers from transacting online — for example, visiting and purchasing from e-commerce sites, using online banking services and preparing taxes online. All of these trends point toward a growing demand for effective security solutions.

BUSINESS DEVELOPMENTS AND HIGHLIGHTS

During 2008 we took the following actions, among others, to enhance our business:

•	We completed three acquisitions: ScanAlert, Inc., Reconnex, Inc. and Secure Computing Corporation (“Secure Computing”).

•	ScanAlert offers web site vulnerability detection and security certification services to protect users from identity theft and credit card fraud. This acquisition enhances our triple play protection securing consumers on the PC, web and mobile platforms by integrating ScanAlert’s e-commerce security certification service into our SiteAdvisor web rating system.

•	Reconnex, a leading data loss prevention (“DLP”) company, brings a unique technology that learns and adapts to automate the ongoing protection of sensitive data. Reconnex’s technology helps an organization define and identify what information to protect on its network, determine data proliferation risks, and create appropriate security policies and remediate violations, regardless of how information is stored, secured or communicated. The Reconnex suite of comprehensive network and discovery/DLP compliance technology solutions complements and enhances our existing data protection offerings.

•	Secure Computing delivers a comprehensive set of software, appliance and firewall solutions that help customers protect their critical web, email and network assets. Secure Computing’s TrustedSource technology will extend our “in-the-cloud” security as a service offering and with Secure Computing, we plan to deliver complete content and data lifecycle management at the network, spanning detection, filtering, encryption, blocking, archiving, reporting and compliance levels.

•	We developed and launched several new products and integrated enhanced feature functionality into new versions of our products across our offerings. Some of these new offerings include:

•	Artemis Technology, a new internet-based “in-the-cloud” service hosted by McAfee Avert Labs provides active protection on the fly when a computer gets hit by malicious computer code. Artemis Technology provides an “always-on” delivery model for relevant, up-to-date research and response to close the protection gap. Using a combination of signature/behavior analysis and the application of community threat intelligence, it delivers protection to the system whenever it is required in real time. Artemis Technology is enabled through ePolicy Orchestrator with McAfee VirusScan for enterprise customers and through McAfee Security Center for consumer, small business, and midmarket customers.

•	McAfee Unified Secure Access, our network access control (“NAC”) offering links endpoint and network security with access control and compliance and is centrally managed by ePolicy Orchestrator software to help organizations ease the deployment and management of NAC.

•	Total Protection for Secure Business is a comprehensive suite that offers small and medium-size businesses complete security for endpoints, email, web, and data in one easy-to-manage package, including our secure search service based on McAfee SiteAdvisor technology.

•	We formed strategic relationships with numerous new partners including CommVault, HP ProCurve and Intel. We have agreed with CommVault to deliver an integrated data and security management solution built on our two companies’ respective data management, backup and security expertise. We created a strategic alliance with HP ProCurve to jointly develop and deliver network security solutions. Under this agreement, we will build security solutions with HP ProCurve that combine information security products with HP ProCurve’s networking product portfolio. We also agreed to work with Intel to provide security below the operating system layer on PCs using Intel vPro technology.

•	We expanded our relationship with existing partners, including VMware. VMware is shipping McAfee VirusScan Plus software with VMware Fusion — VMware’s desktop virtualization product for running Microsoft Windows applications side by side with Apple Macintosh applications on any Intel-based Macintosh.

•	In May, Albert A. “Rocky” Pimentel joined McAfee as its new Chief Operating Officer and Chief Financial Officer.

OUR BUSINESS MODEL AND OFFERINGS

Our business has been organized along the following 3x5x3 business model that aligns and interlocks the major elements of our business, customers, geographic theaters and major product lines.

3 × 5 × 3 Business Model

Customers

We categorize our customers as:

•	consumer/small business;

•	mid-market; or

•	enterprise.

We develop products and services specific to each customer group and deliver these solutions through various routes to markets based on customer group requirements. Customer groups are supported by designated sales and marketing resources and go to market partners as described below in “SALES AND MARKETING” . Our consumer products and services provide an overall safe consumer experience on the internet or mobile networks. Our corporate products and services include our small and mid-market business products and services as well as our enterprise products and services. For financial information about the amount of net revenue contributed by product group, customer category and key components of net revenue, See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Theaters

We divide our markets into five regional theaters:

•	North America;

•	Europe, Middle East and Africa (“EMEA”);

•	Asia-Pacific;

•	Japan; and

•	Latin America.

Each geographic theater is supported by both corporate resources and local sales and marketing resources. We develop products and services specific to customer groups as well as geographic location, including internationalization and localization for some of our offerings, theater price lists and specific routes to market. For financial information about our foreign and domestic (segment) operations, including net revenue, operating income and total assets by geographic area, see Note 17 to our consolidated financial statements included elsewhere in this report. For information about risks associated with our foreign operations, See Item 1A, “Risk Factors”.

Product Lines

Our major product lines are system security, network security and vulnerability and risk management. We manage our products under business units that enable us to be entrepreneurial and responsive within a specific market, moving quickly to seize emerging opportunities and fostering focus and familiarity within a particular market and its customers.

We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management: (i) identify and prioritize assets, (ii) determine acceptable risk, (iii) protect against threats and (iv) enforce and measure compliance. We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks by blocking immediate threats while proactively providing protection from future threats. We also provide software to manage and enforce security policies for organizations of any size. Finally, we incorporate McAfee Avert Labs, Expert Services, Foundstone services and McAfee technical support to ensure a solution is actively meeting our customers’ needs. These integrated solutions help our customers solve problems, enhance security and reduce costs.

We have designed a strategy that focuses on the following business objectives:

•	To extend our leadership position in corporate and consumer endpoint security;

•	To establish and extend leadership in network security;

•	To interlock our endpoint solutions with our network solutions; and

•	To pursue new solution opportunities that build upon our multi-platform strategy of PCs, internet and mobile security.

McAfee ePolicy Orchestrator, the unified security management platform that links our protection and vulnerability and risk management capabilities, provides our customers with centralized policy management, a common endpoint agent, efficient deployment, actionable reporting, and administration processes. The protection and vulnerability and risk management capabilities of the McAfee Total Protection solutions and other key enterprise and midmarket solutions are integrated with McAfee ePolicy Orchestrator to help customers increase operational efficiencies, achieve a more effective defense against threats along, and optimize compliance. For consumers, we offer McAfee Security Center, an easy-to-use graphical interface with a real-time external security alert system that assesses, informs, and warns consumers about their PCs’ security vulnerabilities and then provides recommendations so they can act quickly to secure their computers.

System Security Offerings

Our system security portfolio includes endpoint protection, data protection, and mobile security protection. Endpoint protection encompasses security solutions for both consumer and corporate computer systems, including servers, desktop and laptop computers, handheld voice and data phones, and other devices that are connected to corporate systems and networks and home PCs. McAfee data protection solutions use strong encryption to safeguard vital information residing on various devices. Our data loss prevention technology prevents malicious or unintentional data loss that occurs through unauthorized transmission or through theft or loss of devices that contain sensitive information. Our endpoint protection and data protection offerings include anti-virus, anti-spyware and anti-spam, desktop firewall, host intrusion prevention, web security, device control, and endpoint encryption products. The majority of our net revenue has historically been derived from the system security products now represented in McAfee Total Protection solutions.

McAfee mobile security solutions proactively protect mobile operators and their users by safeguarding mobile terminals, applications, and content. Our mobile security offerings limit the spread of mobile malware, inappropriate content, and unsolicited messaging. They reduce negative brand impact, recovery costs, customer service issues, and revenue disruption that may result from mobile exploits while enabling value-added operator strategies such as mobile payments, location-based services and mobile advertising. Our approach helps mobile network operators assess global and local risks, protect their network and devices, and recover from attacks to their environment.

Network Security Offerings

Products in this area apply to corporate network boundaries and provide the same type of security measures that endpoint protection provides for servers, laptops, and other devices. Network protection encompasses firewall, intrusion detection and prevention, web, email, and data loss protection security appliances. Network security appliances provide policy enforcement and threat detection and prevention across network boundaries. Email protection includes spam filtering, virus, spyware and worm protection, and content encryption for email traffic. Web protection products block malicious websites and content at the network gateway, and data loss protection discovers, detects, and blocks the loss of confidential and restricted data.

Our network security portfolio also includes McAfee SiteAdvisor and McAfee SECURE web security products. McAfee SiteAdvisor’s innovative technology provides color-coded safety ratings for websites accessed through a browser or through links in emails and instant messages. It helps protect internet users from a broad range of security threats, including spyware and other malicious downloads, spam, and identity theft scams. SiteAdvisor also provides customers a search tool bar that eliminates red-rated sites on search engine results for those searches initiated from the toolbar search box. The basic version of SiteAdvisor is currently free. SiteAdvisor is included as a feature in each of our consumer product suites worldwide. SiteAdvisor Plus contains additional premium features and is sold to home users.

The McAfee SECURE standard is an aggregate of industry best practices (separate from the Payment Card Industry Data Security Standard) designed to provide a level of security that an online merchant can reasonably achieve to help provide consumers with better protection when interacting with websites and shopping online. Merchants who comply with the McAfee SECURE standard can promote their certification by publicly displaying the McAfee SECURE trustmark. When consumers see this trustmark, they feel more secure when they shop online. Merchants displaying the McAfee SECURE trustmark benefit by gaining consumer confidence.

Vulnerability and Risk Management Offerings

Our vulnerability and risk management offerings identify and resolve security policy and regulatory issues in a measurable and sustainable manner. Our vulnerability and risk management portfolio offerings help companies meet security compliance objectives across their entire organization — from identification of security risks and enforcement of security policies to compliance audits for industry and government security regulations. Our NAC solution supports internal security policies by preventing noncompliant personal computers from connecting to the internal network. McAfee Vulnerability Manager assesses and prioritizes risks from vulnerabilities and threats and can be integrated with McAfee Risk and Compliance Manager, McAfee Policy Auditor, and McAfee Remediation

Manager to provide advanced risk mitigation, which furthers regulatory compliance. DLP capabilities, security policy compliance, and automated vulnerability remediation (for example, patch management) are also part of our vulnerability and risk management products and services. DLP represents an exciting new technology that addresses a high-visibility problem that concerns many companies. The combination of our data protection solutions with the encryption technology we acquired through our acquisition of SafeBoot Holding B.V. in November 2007 creates a leading data protection solution. Our solutions help customers secure their data whether it at rest, in use or in motion.

Support and Services

Our technical support provides our customers continuous comprehensive coverage through online, telephone-based, and on-site technical support services and proactive protection for all of our product offerings. These extend the value of their security investment. At the beginning of 2008 we enhanced our corporate support offerings — Gold, Gold Select, Platinum and Platinum Select — to align our core capabilities providing tailored levels of support for small businesses to the largest multi-nationals and government departments.

•	Our core support capabilities are standard with all corporate support offerings and include a suite of tools that provide preventive, responsive, and analytical resources to our customers. Our customers benefit from daily malware protection updates, proactive alerting and product upgrades, an online product evaluation lab, automated diagnostic tools, and a state-of-the-art knowledgebase backed up by rapid access to our support experts around the clock.

•	Our premium support offerings (Gold Select, Platinum and Platinum Select) deliver expert resources that offer flexible levels of enhanced support coverage — specialist support for escalated technical assistance, personalized management through support account managers, dedicated coverage from assigned technical experts, and onsite support through a security specialist co-located at the customer’s site.

In 2008, we also extended our on-site resource options through: (i) our Resident Support Account Manager offering, which provides a dedicated onsite expert for planning assistance, operational advice, strategic account management, and direct intercession with McAfee teams; and (ii) our Resident Malware Researcher offering that provides an on-call or co-located researcher to investigate the business impact of malware threats and write exclusive signatures to protect the customer’s environment.

Our professional services consultants help customers to improve the time-to-value of their security investment by helping speed up deployment, optimize configurations to our customers’ specific needs, and provide guidance on areas of risk. Customers can also choose from a comprehensive array of online and classroom training courses to maximize the value of their products.

Our Foundstone Professional Services includes (i) threat modeling to identify potential software security problems, (ii) security assessments and (iii) education. Foundstone Professional Services assists clients in the early assessment, design, and enhancement of their security and risk architectures. The Foundstone Security Practice advises government and commercial organizations on the most effective countermeasures required to meet business and legislative policies for security and privacy. Foundstone Education provides a range of classroom-based training and education courses.

Research and Development, Investments and Acquisitions

The market for computer software has low barriers to entry, is subject to rapid technological change and is highly competitive with respect to timely product introductions. We believe that our ability to maintain our competitiveness depends in large part upon our ability to develop, acquire, integrate, and launch new products and solutions, and to enhance existing offerings.

Our research and development efforts support all of our offerings. They refine our security risk management processes, improve our product design and usability, and keep us at the forefront of threat research. Most importantly, our research helps us better protect our customers.

In addition to developing new offerings and solutions, our development staff also focuses on upgrades and updates to existing products and on enhancement and integration of acquired technology. Future upgrades and updates may include additional functionality to respond to market needs, while also assuring compatibility with new systems and technologies. We are committed to researching malicious code and vulnerability through our McAfee Avert Labs organization. McAfee Avert Labs conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures. In 2008, McAfee Avert Labs launched our new Artemis Technology offerings.

For 2008, 2007 and 2006, we expensed $252.0 million, $217.9 million, $193.4 million, respectively, on research and development, excluding in-process research and development. Technical leadership is essential to our success and we expect to continue devoting substantial resources to research and development.

As part of our growth strategy, we have also made and expect to continue to make acquisitions of, or investments in, complementary businesses, products and technologies. See Note 3 to our consolidated financial statements included elsewhere in this report for more information about our recent business combination activities.

SALES AND MARKETING

We market our brand, business solutions and offerings directly to commercial and government customers through traditional demand generation programs and events as well as indirectly through resellers and distributors. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for 27% of our net revenue in 2008. See Note 17 to our consolidated financial statements included elsewhere in this report for more information about the percentage of net revenue from sales to each of these distributors. We market our consumer solutions and offerings to individual consumers directly through online distribution methods and indirectly through traditional distribution channels, such as retail and original equipment manufacturers (“OEMs”). Our consumer business is responsible for online distribution of our products sold to individual consumers over the internet, including products distributed by our online partners, and for licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

Sales in North America

Our North American sales force is organized by product offerings and customer type. A subset of our sales representatives focus on renewing the McAfee systems security installed base, while a larger group focuses on our full offering of security risk management products and upgrades. Our customers are served primarily through our reseller partners with a channel marketing organization assisting with lead generation, and a channel support team responsible for partner training and support. Although members of our sales team are a necessary part of the sales process, the majority of our ordering and fulfillment for our commercial customers is handled by our distribution partners.

Sales Outside of North America

Outside of North America, we have sales and support operations in EMEA, Japan, Asia-Pacific, and Latin America. In 2008, 2007, and 2006, net revenue outside of North America accounted for 47%, 48% and 45% of our net revenue, respectively. Within our global geographies, our sales resources are organized by country, and the larger markets may further allocate their sales resources by product line and/or customer types. As in North America, the majority of our ordering and fulfillment is handled by our distribution partners.

Resellers and Distributors

Substantially, all of our sales come through our network of resellers, distributors and retailers. The McAfee SecurityAlliance Global Partner Program is a global sales and marketing enablement program designed to meet the needs of our reseller partners in supporting end-user customers. We currently utilize corporate resellers, including CDW Corporation, Computacenter PLC, Dell, Inc., Dimension Data, Insight Enterprises, Inc., Softmart, Inc.,

Software House International, Softchoice Corporation and others, as well as network and systems integrators who offer our solutions to corporate, small and medium-business and government customers.

Independent software distributors who currently supply our products include Ingram Micro Inc., Tech Data Corporation, Avnet, Inc. and Alternative Technology, Inc. These distributors supply our products primarily to large retailers, value-added resellers (“VARs”), mail order and telemarketing companies. We also sell our retail packaged products through several of the larger computer and software retailers as well as broader-based retailers, including Fry’s, Office Depot, Wal-Mart, Costco and Yamada. McAfee sales and marketing teams work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow and affiliate relationships.

Our top ten distributors represented 35% to 55% of net sales during 2008, 2007 and 2006. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to sell our products. If one of our significant distributors terminated its relationship with us, we could experience a significant disruption in the distribution of our products and a decline in our net revenue.

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

Strategic Channel Partners

Our channel efforts include strategic alliances with complementary manufacturers to expand our reach and scale. OEMs and internet service providers (“ISPs”) license our products for resale to end users or inclusion with their products. Strategic channel partners include Acer, Inc., AOL, AT&T, Cable and Wireless PLC, Comcast Corporation, Dell, Inc., Hewlett Packard Company, Lenovo Group Limited, Sony Corporation, Telecom Italia S.p.A., Toshiba, and Telefonica S.A., among others. Depending on the arrangement, OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates.

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

Marketing Activities

Our marketing approach involves a collaborative planning process to develop global marketing campaigns aligned to corporate goals and objectives. Global marketing campaigns drive cross-sell, up-sell and net new customer acquisition activity in support of our business model across our three major product lines, five regional theaters and three customer types. One of the principal means of marketing our brand, products and services is online via the internet. Our web site, www.mcafee.com, supports marketing activities to our key customers and prospects, including home and home office users, small and medium-sized businesses, large enterprises and our partner community. Our web site contains various marketing materials and information about our products. Our customers can download and purchase some products directly online. We also promote the McAfee brand, our products and services through marketing activities in trade publications, direct mail campaigns, television, billboards, and strategic arrangements, as well as, online through key word and search-based advertising. We attend trade shows and industry conferences, publish periodic channel and customer newsletters, and generate sales leads through email marketing campaigns.

We also market our products through the use of rebate programs and marketing development funds. Within most countries, we typically offer incentive rebates to channel partners based on sales and promotional rebates to end users. We use channel marketing to market, promote, train and provide incentives to our resellers and distributors, and to promote our offerings to their end-user customers. We offer our resellers and distributors technical and sales training classes, online training resources, and sales and marketing demand generation assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation programs, sales events, and other items.

COMPETITION

The markets for our products are intensely competitive and are subject to rapid changes in technology. We expect both product and pricing competitive pressures to increase in the near-term as the industry continues to consolidate and our competitors grow more rapidly through acquisitions. Many of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources, and other advantages compared to us. Increasingly, security protection is offered by third parties at significant discounts to our prices or, in some cases is bundled for free. Potential customers may perceive our products as unnecessary if similar functionality is available for free. If our competitors gain market share in the markets for our products, our sales could grow more slowly or decline. Competitive pressures could also lead to increases in competition-driven expenses such as advertising expenses, product rebates and marketing funds provided to our channel partners. See “Risk Factors — We face intense competition and we expect competitive pressures to increase in the future. This competition could have a negative impact on our business and financial results.”

We believe that the principal competitive factors affecting the market for our corporate products include, but are not limited to, the following: performance; functionality and features; brand name recognition; breadth of product group; integration of products; time to market; price; the effectiveness of distributor promotion programs; sales and marketing efforts; quality of customer support and financial stability. We believe that we generally compete favorably against our competitors in these areas. However, lack of name recognition may be a concern with potential new customers. Competitor solutions may be more attractive than ours to the extent they are integrated with a larger product solution (such as outsourced email). In addition, our pricing may be less competitive, particularly compared to smaller competitors trying to enter the market.

Our principal competitors in the corporate market are set forth below:

System Security Market.  Our principal competitors in this market are Symantec Corp., Trend Micro, Inc., Microsoft Corporation and Sophos Plc.

Network Security Market.  Our principal competitors in the network protection market are Cisco Systems, Inc., IBM, Juniper Networks, Inc., Symantec Corp., Blue Coat Systems, Inc., Websense, Inc., Microsoft Corporation, Trend Micro, Inc., Barracuda Networks Inc., Check Point Software Technologies Ltd., Sourcefire, Inc., 3Com Corporation, EMC Corporation and various search engine providers, principally Google, Inc. and Yahoo!, Inc.

Vulnerability and Risk Management Security Market.  Our principal competitors in the vulnerability and risk management market are IBM, Qualys and nCircle.

Other Competitors.  In addition to competition from large technology companies such as IBM, Novell, Inc. and Microsoft Corporation, we also face competition from smaller companies and shareware authors that may develop competing products.

In the consumer market, we believe that the principal competitive factors include, but are not limited to, the following: brand name recognition and reputation; convenience of purchase; price; breadth of functionality and features; ease of use; and frequency of upgrades and updates. Our principal competitors are Symantec Corp. with their Norton product line, Microsoft Corporation, Kaspersky, AVG, Trend Micro, Inc., F-Secure Corporation and AhnLab Inc. We believe that we generally compete effectively in each of these areas. However, if it is more convenient for consumers to use a competitive product (for example, when they purchase computers that are prebundled with a competitor’s product), we could be at a competitive disadvantage. Our prices are also a competitive disadvantage compared to free solutions or when competitors offer limited-time promotions. For example, Microsoft recently announced that in 2009 it will begin offering a free anti-malware product in emerging markets. There are also several smaller regional security companies that we compete against primarily in the EMEA and Asia-Pacific regions.

OUR PROPRIETARY TECHNOLOGY

Our success depends to a great extent on our proprietary software technology. We rely on a combination of patents, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, the steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. Often, we do not obtain signed license agreements from customers who license products from us. In these cases, we include an electronic version of an end-user license in all of our electronically distributed software and a printed license with our products that are distributed in a box. Although this is common practice for software companies that sell off-the-shelf products to have licenses that are not signed by the licensee, certain legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. Furthermore, we are aware that a significant number of users of our anti-virus products have not paid any license or support fees to us. See “Risk Factors — We face numerous risks relating to the enforceability of our intellectual property rights and our use of third-party intellectual property, many of which could result in the loss of our intellectual property rights as well as other material adverse impacts on our business and financial results and condition” below.

SEASONALITY

As is typical for many large software companies, our business is seasonal. Software license and maintenance orders are generally higher in our third and fourth quarters and lower in our first and second quarters. A significant decline in license and maintenance orders is typical in the first quarter of our year as compared to license and maintenance orders in the fourth quarter of the prior year. In addition, we generally receive a higher volume of software license and maintenance orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met and a large portion of our revenues are recognized ratably over the subscription period.

OUR EMPLOYEES

As of December 31, 2008, we employed approximately 5,600 individuals worldwide, with approximately 50% in the U.S. Less than 2% of our employees are represented by a labor union or work council. Competition for qualified management and technical personnel is intense in the software industry.

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

ADDITIONAL INFORMATION

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make available, free of charge, through the investor relations section of our web site (investor.mcafee.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Except as expressly set forth in this Form 10-K annual report, the contents of our web site are not incorporated into, or otherwise to be regarded as part of this report.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Some but not all of the risks we face are described below. Any of the following risks could materially adversely affect our business, operating results, financial condition and cash flows and reduce the value of an investment in our common stock.

Adverse conditions in the national and global economies and financial markets may adversely affect our business and financial results.

National and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed or receded in the fourth quarter of 2008. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” above. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM, Google and Trend Micro. Large vendors of hardware or operating system software increasingly incorporate system and network protection functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. For example, Cisco recently announced an agreement with Trend Micro to embed internet security software on Cisco’s Linksys wireless routers. Some of our competitors have longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

Consumer business competition.  More than 40% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox and Comcast, and PC OEMs, such as Acer, Dell, Sony Computer and Toshiba. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue and market share growth. As our consumer business becomes increasingly more dependent upon the partner model, our retail businesses may continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

Low-priced or free competitive products.  Security protection is increasingly being offered by third parties at significant discounts to our prices or, in some cases is bundled for free. For example, Microsoft announced that beginning in 2009 it will offer in emerging markets a free anti-malware consumer product dubbed Morro. The widespread inclusion of lower-priced or free products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products unmarketable — even if these incorporated products are inferior or more limited than our products. It is possible that a major competitor may offer a free anti-malware enterprise product. The expansion of these competitive trends could have a significant negative impact on our sales and financial results.

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

Keeping pace with industry changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones and personal digital assistants; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT and Vista; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a-service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

Impact of product development delays or competitive announcements.  Our ability to adapt to changes can be hampered by product development delays. We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or adversely impact market acceptance. We may also experience delays or unforeseen costs associated with integrating products we acquire with products we develop because we may be unfamiliar with errors or compatibility issues of products we did not develop ourselves. We may choose not to deliver a partially-developed product, thereby increasing our development costs without a corresponding benefit. This could negatively impact our business.

If our products do not work properly, we could experience negative publicity, damage to our reputation, legal liability, declining sales and increased expenses.

Failure to protect against security breaches.  Because of the complexity of our products, we have in the past found errors in versions of our products that were not detected before first introduced, or in new versions or enhancements, and we may find such errors in the future. Because of the complexity of the environments in which our products operate, our products may have errors or defects that customers identify after deployment. Failures, errors or defects in our products could result in security breaches or compliance violations for our customers, disruption or damage to their networks or other negative consequences and could result in negative publicity, damage to our reputation, declining sales, increased expenses and customer relation issues. Such failures could also result in product liability damage claims against us by our customers, even though our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Furthermore, the correction of defects could divert the attention of engineering personnel from our product development efforts. A major security breach at one of our customers that is attributable to or not preventable by our products could be very damaging to our business. Any actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products.

False alarms.  Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms, while typical in the security industry, would likely impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future.

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

Customer misuse of products.  Our products may also not work properly if they are misused or abused by customers or non-customer third parties who obtain access and use of our products. These situations may arise where an organization uses our products in a manner that impacts their end users’ or employees’ privacy or where our products are misappropriated to censor private access to the internet. Any of these situations could impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and adversely impact our financial results.

We face risks associated with past and future acquisitions.

We may buy or make investments in complementary or competitive companies, products and technologies. We may not realize the anticipated benefits from these acquisitions. Future acquisitions could result in significant acquisition-related charges and dilution to our stockholders. In addition, we face a number of risks relating to our acquisitions, including the following, any of which could harm our ability to achieve the anticipated benefits of our past or future acquisitions.

Integration.  Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we integrate and retain key management, sales, research and development and other personnel; integrate the acquired products into our product offerings from both an engineering and sales and marketing perspective; integrate and support pre-existing suppliers, distribution and customer relationships; coordinate research and development efforts; and consolidate duplicate facilities and functions and integrate back-office accounting, order processing and support functions.

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

Internal controls, policies and procedures.  Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held and/or non-US companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act and public accounting standards.

Use of cash and securities.  Our available cash and securities may be used to acquire or invest in companies or products. Moreover, when we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition. To the extent we continue to make acquisitions, we will require additional cash and/or shares of our common stock as payment. The use of securities would cause dilution for our existing stockholders.

Key employees from acquired companies may be difficult to retain and assimilate.  The success of many acquisitions depends to a great extent on our ability to retain key employees from the acquired company. This can be challenging, particularly in the highly competitive market for technical personnel. Retaining key executives for the long-term can also be difficult due to other opportunities available to them. It could be difficult, time consuming and expensive to replace any key management members or other critical personnel that do not accept employment with McAfee following the acquisition. In addition to retaining key employees, we must integrate them into our company, which can be difficult and costly. Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of some unique skills and the departure of existing employees and/or customers.

Accounting charges.  Acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, amortization of intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

Potential goodwill impairment.  We perform an impairment analysis on our goodwill balances on an annual basis or whenever events occur that may indicate impairment. If the fair value of each of our reporting units is less than the carrying amount of the reporting unit, then we must write down goodwill to its estimated fair value. We cannot be certain that a future downturn in our business, changes in market conditions or a long-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Establishment of VSOE.  Following an acquisition, we may be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established vendor specific objective evidence (“VSOE”) of the separate value of the acquired product. A delay in the recognition of revenue from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.

Our international operations involve risks that could divert the time and attention of management, increase our expenses and otherwise adversely impact our business and financial results.

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 47% of total net revenue in 2008 in comparison to 48% in 2007 and 45% in 2006. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

Revenue risks.  Revenue risks include, among others, longer payment cycles, greater difficulty in collecting accounts receivable, tariffs and other trade barriers, seasonality, currency fluctuations, and the high incidence of software piracy and fraud in some countries. The primary product development risk to our revenue is our ability to deliver new products in a timely manner and to successfully localize our products for a significant number of international markets in different languages.

Legal and compliance risks.  We face a variety of legal and compliance risks. For example, international operations pose a compliance risk with the Foreign Corrupt Practices Act (“FCPA”). Some countries have a reputation for businesses to engage in prohibited practices with government officials to consummate transactions. Although we have implemented training along with policies and procedures designed to ensure compliance with this and similar laws, there can be no assurance that all employees and third-party intermediaries will comply with anti-corruption laws. Any such violation could have a material adverse effect on our business.

Another legal risk is that some of our computer security solutions incorporate encryption technology that is governed by U.S. export regulations. The cost of compliance with those regulations can affect our ability to sell certain products in certain markets and could have a material adverse effect on our international revenue and expense. If we, or our resellers, fail to comply with applicable laws and regulations, we may become subject to penalties and fines or restrictions that may adversely affect our business.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively, in our consolidated statements of income and comprehensive income and a net foreign currency transaction loss of $8.5 million in 2006. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end.

General operating risks.  More general risks of international business operations include the increased costs of establishing, managing and coordinating the activities of geographically dispersed and culturally diverse operations (particularly sales and support and shared service centers) located on multiple continents in a wide range of time zones.

We face a number of risks related to our product sales through distributors and other third parties.

We sell substantially all of our products through third-party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners (referred to collectively as distributors). Reliance on third parties for distribution exposes us to a variety of risks, some of which are described below, that could have a material adverse impact on our business and financial results.

Limited control over timing of product delivery.  We have limited control over the timing of the delivery of our products to customers by third-party distributors. We generally do not require our resellers and OEM partners to meet minimum sales volumes, so their sales may vary significantly from period to period. For example, the volume of our products shipped by our OEM partners depends on the volume of computers shipped by the PC OEMs, which is outside of our control. These factors can make it difficult for us to forecast our revenue accurately and they also can cause our revenue to fluctuate unpredictably.

Competitive aspects of distributor relationships.  Our distributors may sell other vendors’ products that compete with our products. Although we offer our distributors incentives to focus on sales of our products, they often give greater priority to products of our competitors, for a variety of reasons. In order to maximize sales of our products rather than those of our competitors, we must effectively support these partners with, among other things, appropriate financial incentives to encourage them to invest in sales tools, such as online sales and technical training and product collateral needed to support their customers and prospects. If we do not properly support our partners, they may focus more on our competitors’ products, and their sales of our products would decline.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 38% of our net revenue in 2008, 39% in 2007 and 47% in 2006. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

Risk of loss of distributors.  We invest significant time, money and resources to establish and maintain relationships with our distributors, but we have no assurance that any particular relationship will continue for any specific period of time. The agreements we have with our distributors can generally be terminated by either party without cause with no or minimal notice or penalties. If any significant distributor terminates its agreement with us, we could experience a significant interruption in the distribution of our products and our revenue could decline. We could also lose the benefit of our investment of time, money and resources in the distributor relationship.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.9 million as of December 31, 2008. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

We also face legal and compliance risks with respect to our use of third party intermediaries operating outside the United States. As described above in “Our international operations involve risks that could divert the time and attention of management, increase our expenses and otherwise adversely impact our business and financial results,” any violations by such third party intermediaries of FCPA or similar laws could have a material adverse effect on our business.

We face numerous risks relating to the enforceability of our intellectual property rights and our use of third-party intellectual property, many of which could result in the loss of our intellectual property rights as well as other material adverse impacts on our business and financial results and condition.

Limited protection of our intellectual property rights against potential infringers.  We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, the steps we have taken to protect our proprietary software may not deter its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology into their products. We are aware that a number of users of our security products have not paid license, technical support, or subscription fees to us. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.

Frequency, expense and risks of intellectual property litigation in the network and system security market.  Litigation may be necessary to enforce and protect our trade secrets, patents and other intellectual property rights. Similarly, we may be required to defend against claimed infringement by others. For example, as discussed in Item 3, “Legal Proceedings,” we recently settled a patent infringement case that sought to prevent us from selling certain of our products.

The security technology industry has increasingly been subject to patent and other intellectual property rights litigation, particularly from special purpose entities that seek to monetize their intellectual property rights by asserting claims against others. As we become a larger and more profitable company, we can expect this trend to accelerate. For example, as discussed in Item 3, “Legal Proceedings,” we recently settled a patent infringement case that sought to prevent us from selling certain of our products. We expect this trend to continue and that in the future we will be required to defend against this type of litigation. The litigation process is subject to inherent uncertainties, so we may not prevail in litigation matters regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe (licenses may not be available on reasonable commercial terms or at all), and subject us to significant liabilities.

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

Potential risks of using “open source” software.  Like many other software companies, we use and distribute “open source” software in order to expedite development of new products. Open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License. These license terms may be ambiguous, in many instances have not been interpreted by the courts and could be interpreted in a manner that results in unanticipated obligations regarding our products. Depending upon how the open source software is deployed by our developers, we could be required to offer our products that use the open source software for no cost, or make available the source code for modifications or derivative works. Any of these obligations could have an adverse impact on our intellectual property rights and revenue from products incorporating the open source software.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. In this regard, we and a number of our current and former officers and directors are involved in or the subject of various legal actions. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 18 to the consolidated financial statements for additional information with respect to currently pending legal matters.

Our financial results can fluctuate significantly, making it difficult for us to accurately estimate operating results.

Impact of fluctuations.  Over the years our revenue, gross margins and operating results have fluctuated significantly from quarter to quarter and from year to year, and we expect this to continue in the future. Thus, our operating results for prior periods may not be effective predictors of our future performance. These fluctuations make it difficult for us to accurately forecast operating results. We try to adjust expenses based in part on our expectations regarding future revenue, but in the short term expenses are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period.

Volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.

Factors that may cause our revenue, gross margins and other operating results to fluctuate significantly from period to period, include, but are not limited to, the following:

Establishment of VSOE.  We may in the future sell products for which we have not established VSOE and would be required to delay the recognition of revenue. A delay in the recognition of revenue from sales of products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

Timing of product orders.  A significant portion of our revenue in any quarter comes from previously deferred revenue, which is a somewhat predictable component of our quarterly revenue. However, a meaningful part of revenue depends on contracts entered into or orders booked and shipped in the current quarter. Typically we generate the most orders in the last month of each quarter. Some customers believe they can enhance their bargaining power by waiting until the end of our quarter to place their order. Also, personnel limitations and system processing constraints could adversely impact our ability to process the large number of orders that typically occur near the end of a quarter. Any failure or delay in closing significant new orders in a given quarter could have a material adverse impact on our results for that quarter.

Reliability and timeliness of expense data.  We increasingly rely upon third-party manufacturers to manufacture our hardware-based products; therefore, our reliance on their ability to provide us with timely and accurate product cost information exposes us to risk, negatively impacting our ability to accurately and timely report our operating results.

Issues relating to third-party distribution, manufacturing and fulfillment relationships.  We rely heavily on third parties to manufacture and distribute our products. Any changes in the performance of these relationships can impact our operating results. Changes in our supply chain could result in product fulfillment delays that contribute to fluctuations in operating results from period to period. We have in the past and may in the future make changes in our product delivery network, which may disrupt our ability to timely and efficiently meet our product delivery commitments, particularly at the end of a quarter. As a result, we may experience increased costs in the short term as temporary delivery solutions are implemented to address unanticipated delays in product delivery. In addition, product delivery delays may negatively impact our ability to recognize revenue if shipments are delayed at the end of a quarter.

Product mix.  Another source of fluctuations in our operating results and, in particular, gross profit margins, is the mix of products we sell and services we offer, including the mix between corporate versus consumer products; hardware-based compared to software-based products; perpetual licenses versus subscription licenses; and maintenance and support services compared to consulting services or product revenue. Product mix can impact operating expenses as well as the amount of revenue and the timing of revenue recognition, so our profitability can fluctuate significantly.

Timing of new products and customers.  The timing of the introduction and adoption of new products, product upgrades or updates can have a significant impact on revenue from period to period. For example, revenue tends to be higher in periods shortly after we introduce new products compared to periods without new products. Our revenue may decline after new product introductions by competitors. In addition, the volume, size, and terms of new customer licenses can cause fluctuations in our revenue.

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, expenses related to our acquisition and disposition activities, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings,, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, and changes in generally accepted accounting principles.

Material weaknesses in our internal control and financial reporting environment may impact the accuracy, completeness and timeliness of our external financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. During the year ended December 31, 2008, our management completed the corrective actions to remediate a material weakness in accounting for income taxes discussed in our 2006 Form 10-K and 2007 Form 10-K. These remediation efforts resulted in additional costs and diverted management attention away from operating our business. If management identifies any material weaknesses in the future, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

Our strategic alliances and our relationships with manufacturing partners expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

Uncertainty of realizing anticipated benefit of strategic alliances.  We have entered into strategic alliances with numerous third parties to support our future growth plans. For example, these relationships may include technology licensing, joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. We face a number of risks relating to our strategic alliances, including those described below. These risks may prevent us from realizing the desired benefits from our strategic alliances on a timely basis or at all, which could have a negative impact on our business and financial results.

Challenges relating to integrated products from strategic alliances.  Strategic alliances require significant coordination between the parties involved, particularly if an alliance requires that we integrate their products with our products. This could involve significant time and expenditure by our technical staff and the technical staff of our strategic partner. The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or defects may be higher than that normally associated with new products. The marketing and sale of products that result from strategic alliances might also be more difficult than that normally associated with new products. Sales and marketing personnel may require special training, as the new products may be more complex than our other products.

We invest significant time, money and resources to establish and maintain relationships with our strategic partners, but we have no assurance that any particular relationship will continue for any specific period of time. Generally, our strategic alliance agreements are terminable without cause with no or minimal notice or penalties. If we lose a significant strategic partner, we could lose the benefit of our investment of time, money and resources in the relationship. In addition, we could be required to incur significant expenses to develop a new strategic alliance or to determine and implement an alternative plan to pursue the opportunity that we targeted with the former partner.

Less control of the manufacturing process and outcome with third party manufacturing relationships.  We rely on a limited number of third parties to manufacture some of our hardware-based network protection and system protection products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as we continue to expand these types of solutions. We also rely on third parties to replicate and package our boxed software products. This reliance on third parties involves a number of risks that could have a negative impact on our business and financial results. These risks include, but are not limited to, lack of control over the quality and timing of the manufacturing process, limited control over the cost of manufacturing, and the potential absence or unavailability of adequate manufacturing capacity.

Risk of inadequate capacity with third party manufacturing relationships.  If any of our third-party manufacturers fails for any reason to manufacture products of acceptable quality, in required volumes, and in a cost-effective and timely manner, it could be costly as well as disruptive to product shipments. We might be required to seek additional manufacturing capacity, which might not be available on commercially reasonable terms or at all. Even if additional capacity was available, the process of qualifying a new vendor could be lengthy and could cause significant delays in product shipments and could strain partner and customer relationships. In addition, supply disruptions or cost increases could increase our costs of goods sold and negatively impact our financial performance. Our risk is relatively greater in situations where our hardware products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components could lead to cancellations of customer orders or delays in placement of orders, which would adversely impact revenue.

Risk of hardware obsolescence with third party manufacturing relationships.  Hardware-based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete hardware inventory. In addition, to the extent that our third-party manufacturers upgrade or otherwise alter their manufacturing processes, our hardware-based products could face supply constraints or risks associated with the transition of hardware-based products to new platforms. This could increase the risk of losses or other charges associated with obsolete inventory.

Our global operations may expose us to tax risk.

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. We are presently under examination in many jurisdictions, including notably the U.S., California, Germany and The Netherlands. An adverse outcome in one or more of these ongoing examinations, or in any future examinations that may occur, could have a significant negative impact on our cash position and net income. Although we have established reserves for these examination contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or recorded goodwill.

Critical personnel may be difficult to attract, assimilate and retain.

Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical, finance and marketing personnel. Other than members of executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. It could be difficult, time consuming and expensive to locate, replace and integrate any key management member or other critical personnel. Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills and the departure of existing employees and/or customers.

Other personnel related issues that we may encounter include:

Competition for personnel; need for competitive pay packages.  Competition for qualified individuals in our industry is intense and we must provide competitive compensation packages, including equity awards. Increases in shares available for issuance under our equity incentive plans require stockholder approval, and there may be times, as we have seen in the past, where we may not obtain the necessary approval. Also, we may continue the trend of granting fewer stock options and more restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or restricted stock units with performance-based vesting (“PSUs”), which could adversely impact our results of operations due to the accounting charges required in connection with equity compensation and the dilutive impact on earnings per share.

Risks relating to senior management changes and new hires.  From 2006 to 2008, we experienced significant changes in our senior management team as a number of officers resigned or were terminated and several key management positions were vacant for a significant period of time. We may continue to experience changes in senior management going forward.

We continue to hire in key areas and have added a number of new employees in connection with our acquisitions. For new employees, including senior management, there may be reduced levels of productivity as it takes time for new hires to be trained or otherwise assimilated into the company.

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

We may experience difficulties in transitioning to new or upgraded information technology systems and in applying maintenance patches to existing systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations. We may also experience similar results if we have difficulty applying routine maintenance patches to existing systems in a timely manner.

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

In addition, we and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. Our corporate headquarters in California is located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known, but could be quite severe. Despite business interruption and disaster recovery programs that have been implemented, an earthquake could seriously disrupt our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

Our investment portfolio is subject to volatility, losses and liquidity limitations. Continued negative conditions in the global credit markets could impair the value of or limit our access to our investments.

Investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments. We do not hold any sub-prime mortgages, auction rate securities or structured investment vehicles.

The outlook for our investment income is dependent on the amount of any share repurchases or acquisitions that we effect and the amount of cash flows from operations that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments. This shift may negatively impact our income from our investment portfolio in light of declining yields. Any significant decline in our investment income or the value of our investments could have an adverse effect on our results of operations or financial condition.

During 2008, we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.

Most of our cash and investments held outside the U.S. are subject to fluctuations in currency exchange rates. A repatriation of these non-U.S. investment holdings to the U.S. under current law could be subject to foreign and U.S. federal income and withholding taxes, less any applicable foreign tax credits. These tax limitations, local regulations and potential further capital market turmoil could limit our ability to utilize these offshore funds.

Our historical stock option granting practices have resulted in, and could continue to result in, continued or new litigation, regulatory proceedings, government enforcement actions and remedial actions, all of which have had, and could in the future have, a negative impact on our business and financial results.

Shortly after we announced an internal investigation of our historical stock option granting practices in May 2006, both the SEC and the United States Department of Justice (“DOJ”) commenced investigations of our stock option practices. We have been engaged in discussions with and have provided information to the SEC regarding certain of our prior period consolidated financial statements. The resolution of the SEC inquiry into our historical stock option granting practices could require us to file additional restatements of our prior consolidated financial statements or require that we take other actions not presently contemplated.

As part of the remedial actions we have taken in connection with the investigation and restatement of our consolidated financial statements, we terminated certain employees, including former executive officers. We are involved in litigation and other legal proceedings in connection with one such termination. Any future legal proceedings could require additional management time and additional expense, and may require us to make settlement or other related payments in the future. See Note 18 of our consolidated financial statements for more details about ongoing legal proceedings.

We cannot predict the outcome of the pending government inquiries or other lawsuits, and we may face additional government inquiries and other legal proceedings. Any such litigation, government inquiry or other legal proceeding could require us to devote significant management time and to incur significant accounting, legal, and other expenses and could adversely affect our financial condition and results of operations.

Our stock price has been volatile and is likely to remain volatile.

During 2008 and up to the date of this filing, our stock price was highly volatile, ranging from a high of $40.97 to a low of $24.72. On February 24, 2009, our stock’s closing price was $28.52. Announcements, business developments, such as a material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

Our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. During 2008 through January 2009, the major U.S. and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact our stock price regardless of our performance.

Our charter documents and Delaware law may impede or discourage a takeover, which could lower our stock price.

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

Delaware law and other provisions of our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2009 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws. In addition, we have a classified board of directors, however, our board of directors will be declassified over the three year period ending with our annual meeting of stockholders in 2012.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our worldwide headquarters currently occupies approximately 188,000 square feet in facilities located in Santa Clara, California under leases expiring through 2013 which excludes approximately 20,000 square feet of leased space that we sublease to a third party. Worldwide, we lease facilities with approximately 1,291,000 total square feet, with leases that expire at various times. Total square footage excludes approximately 47,000 square feet of leased space in North America and EMEA that we sublease to third parties. Our primary international facilities are located in India, Ireland, Japan, The Netherlands, the United Kingdom and Singapore. Significant domestic sites include California, Oregon, Minnesota and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

We own our regional office located in Plano, Texas. The approximately 170,000 square feet facility opened in January 2003 and is located on 21.0 acres of owned land. This facility supports approximately 850 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, human resources, legal and sales groups.

Item 3.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 18 to our consolidated financial statements included in this Form 10-K, which information is incorporated into this Part I, Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2008.

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

	High	Low

Year Ended December 31, 2008
First Quarter	$37.40	$27.80
Second Quarter	37.82	30.71
Third Quarter	40.97	30.63
Fourth Quarter	34.98	24.72
Year Ended December 31, 2007
First Quarter	$31.80	$27.74
Second Quarter	37.86	28.89
Third Quarter	38.24	31.47
Fourth Quarter	41.66	34.69

The annual certification to the NYSE attesting to our compliance with the NYSE’s corporate governance listing standards was submitted by our chief executive officer to the NYSE in December 2008.

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

The following graph shows a five-year comparison of cumulative total returns for our common stock, the NYSE Market Index, S&P Information Technology and S&P 500 Index each of which assumes an initial value of $100 and reinvestment of dividends. The information presented in the graph and table is as of the end of each fiscal year ended December 31. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

COMPARISON 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MCAFEE, INC., NYSE MARKET INDEX,
S&P 500 INDEX AND S&P INFORMATION TECHNOLOGY

ASSUMES $100 INVESTED ON JAN. 01, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
McAfee, Inc.	100.0	192.4	180.4	188.7	249.3	229.9
NYSE Market Index	100.0	112.9	122.3	143.2	150.9	94.8
S&P Information Technology	100.0	102.6	103.6	112.3	130.6	74.3
S&P 500 Index	100.0	110.9	116.3	134.7	142.1	89.5

Performance for 2008 reflects a December 31, 2008 closing market price on the New York Stock Exchange of $34.57.

Holders of Common Stock

As of February 24, 2009, there were 617 record owners of our common stock.

Common Stock Repurchases

Our board of directors had previously authorized the repurchase of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Our authorization to repurchase common stock in the open market expired in October 2007 prior to our becoming current on our reporting obligations under the Securities Act of 1934, as amended, on December 21, 2007. Therefore, we had no repurchases of our common stock under a publicly announced repurchase program during the fourth quarter of 2007. In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. During 2008, we repurchased approximately 14.5 million shares of our common stock in the open market for approximately $499.7 million, excluding commissions paid. During 2008, we repurchased approximately 0.5 million shares of our common stock for approximately $16.6 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended December 31, 2008:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	Per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

October 1, 2008 through October 31, 2008	17	$31.12	—	$250,290
November 1, 2008 through November 30, 2008	13	26.66	—	250,290
December 1, 2008 through December 31, 2008	5	29.01	—	250,290

Total	35	$29.13	—

Item 6.	Selected Financial Data

You should read the following selected financial data with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Historical results may not be indicative of future results.

	Years Ended December 31,
	2008(1)	2007	2006	2005(2)	2004(3)
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$1,600,065	$1,308,220	$1,145,158	$981,628	$907,573
Income from operations	189,571	159,813	139,028	141,407	310,252
Income before provision for income taxes	222,206	229,204	183,781	166,678	302,814
Net income	172,209	166,980	137,471	118,217	220,017
Net income per share, basic	$1.10	$1.04	$0.85	$0.72	$1.37
Net income per share, diluted	$1.08	$1.02	$0.84	$0.70	$1.28
Shares used in per share calculation — basic	156,205	159,819	160,945	165,042	160,510
Shares used in per share calculation — diluted	159,406	164,126	163,052	169,249	177,385

	As of December 31,
	2008	2007	2006	2005(2)	2004(3)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$483,302	$394,158	$389,627	$728,592	$291,155
Working capital	76,160	230,145	146,253	688,015	260,183
Total assets(4)	3,457,881	3,386,524	2,760,834	2,608,357	2,216,883
Deferred revenue	1,293,110	1,044,513	897,525	751,806	601,485
Accrued taxes and other long-term liabilities	72,751	88,241	149,924	147,128	205,107
Total equity	1,752,488	1,905,325	1,427,249	1,434,641	1,206,242

(1)	In 2008, we expensed $19.5 million for in-process research and development related to the acquisition of Secure Computing.

(2)	In 2005, we reserved $50.0 million in connection with a settlement with the SEC and we deposited $50.0 million in an escrow account with the SEC as the designated beneficiary.

(3)	In 2004, we sold our Sniffer and Magic product lines for aggregate net cash proceeds of $260.9 million and recognized pre-tax gains on the sale of assets and technology aggregating $243.5 million. We also received $25.0 million from our insurance carriers for insurance reimbursements related to the class action lawsuit settled in 2003.

(4)	In 2007, 2006, 2005 and 2004, we decreased both prepaid taxes and accrued income taxes by $27.6 million, $39.4 million, $27.9 million and $39.3 million, respectively, related to certain income tax prepayments that were more properly classified with the related current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from three sources: (i) service and support revenue, which includes maintenance, training and consulting revenue; (ii) subscription revenue, which consists of revenue from customers who purchase licenses for products for the term of the subscription; and (iii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In 2008, service and support revenue accounted for 50% of net revenue, subscription revenue accounted for 42% and product revenue accounted for 8% of net revenue.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Three of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income and net income.

Net Revenue.  As discussed more fully below, our net revenue in the 2008 grew by $291.9 million, or 22%, to $1,600.1 million from $1,308.2 million in 2007. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue was positively impacted by $91.9 million from our 2008 and 2007 acquisitions. Changes in the U.S. Dollar compared to foreign currencies positively impacted our revenue growth by $56.9 million in 2008.

Operating Income.  The $29.8 million increase in operating income in 2008 compared to 2007 was primarily attributable to the overall growth of the company and a $27.0 million reduction in our SEC and compliance costs associated with our completed investigation into our historical stock option granting practices, offset by a $34.4 million increase in amortization of purchased technology, patents and intangibles due to recent acquisitions and a $19.5 million increase in in-process research and development expense related to the Secure Computing acquisition.

Net Income.  The $5.2 million increase in net income in 2008 compared to 2007 was primarily attributable to the overall growth of the company and a decrease in our effective tax rate discussed in “Provision for Income Taxes” below, offset by a $29.5 million decrease in interest income attributable to lower yields and lower cash and marketable securities and an $18.5 million impairment recorded on marketable securities.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In the fourth quarter of 2008, we acquired Secure Computing for approximately $490.1 million. With the Secure Computing acquisition, we plan to deliver the industry’s most complete network security solution to businesses of all sizes. We expect that the acquisition of Secure Computing will have a dilutive impact in 2009, primarily due to the amortization of intangibles. During 2007, we acquired SafeBoot Holding B.V. for approximately $346.6 million. With this acquisition, we provide customers with endpoint, network, web, email and data security, including encryption, as well as risk and compliance solutions.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $194.0 million, or 25%, to $963.8 million during 2008 from $769.8 million in 2007. The year-over-year increase in revenue was due to a 21% increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, a 41% increase in revenue from our network offerings and a 28% increase in revenue from our vulnerability and risk management offerings. During 2007, net revenue from our corporate products increased $101.2 million, or 15%, to $769.8 million from $668.6 million in 2006. The year-over-year increase in revenue was due to increased revenue from our McAfee Total Protection Solutions and Foundstone product lines, and increased maintenance renewals.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $97.9 million, or 18%, to $636.4 million in 2008 from $538.5 million in 2007. During 2007, net revenue from our consumer security market increased $61.9 million, or 13%, to $538.5 million from $476.6 million in 2006. The increase in revenue from our consumer market in both 2008 and 2007 was attributable primarily to our strengthening relationships with strategic channel partners, such as AOL and Dell.

Deferred Revenue.  Our deferred revenue balance at December 31, 2008 increased 24% to $1,293.1 million, compared to $1,044.5 million at December 31, 2007. The increase was attributable to growing sales of maintenance renewals from our expanding customer base, increased sales of subscription-based offerings and acquired deferred revenue primarily from our acquisition of Secure Computing. We receive up front payments for maintenance and subscriptions but we recognize revenue over the service or subscription term. Approximately 75 — 85% of our total net revenue during 2008 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Macro Economic Conditions.  While we have recently experienced strong growth in revenue and bookings, economic conditions and financial markets have become increasingly negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, fluctuating energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed in the fourth quarter of 2007, remained slow for 2008 and is expected to slow further or to recede in 2009 in the U.S. and internationally. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

Foreign Exchange Fluctuations.  We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency rates may have a potentially greater impact on our revenue and operating results. The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. While the U.S. Dollar has strengthened against the Euro from January 1, 2008 to December 31, 2008, on an average annual exchange rate basis the U.S. Dollar weakened against the Euro during 2008, as compared to 2007. This has resulted in an increase in the revenue and expense amounts in certain foreign countries in our statements of income for 2008 as compared to the prior year.

The U.S. Dollar has recently appreciated significantly against the Euro and many other foreign currencies, including the local currencies of many of our international customers. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. The U.S. Dollar has recently depreciated against the Japanese Yen. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. To apply critical accounting policies we must evaluate a number of complex criteria and make significant accounting judgments. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly.

Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material effect on the consolidated financial statements. We believe our significant accounting policies, which are discussed in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, involve a high degree of judgment and complexity. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and operating results.

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

Our revenue, which is presented net of sales taxes, is derived primarily from three sources: (i) service and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual licenses revenue.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and related interpretations to all transactions involving the sale of software products and hardware products that include software. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) exists for these elements. For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as service and support revenue.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”).

We enter into perpetual and subscription software license agreements through direct sales to consumer customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance. In these situations, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period as the related revenue is recognized. These costs are identified as cost of subscription revenue and cost of service and support revenue on the consolidated statement of income and comprehensive income.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service and support revenue on the consolidated statement of income and comprehensive income, in proportion to the product revenue in services and support as it is recognized over the service period.

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

At December 31, 2008, our allowance for sales returns and incentives was $61.2 million compared to $48.5 million at December 31, 2007. If our allowance for sales returns and incentives were to increase by 10%, or $6.1 million, our net revenue would decrease by $2.3 million and our deferred revenue would decrease by $3.8 million for the year ended December 31, 2008.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP grants”). See Note 14 to the consolidated financial statements for additional information.

We use the Black-Scholes model to estimate the fair value of our options and ESPP grants. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. We derive the expected term of our options through a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. Prior to that time, the expected volatility was based solely on the historical volatility of our stock. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during 2008 by 10%, our stock-based compensation expense would increase by $5.6 million, net of expected forfeitures. Likewise, if we increased our assumption of the expected lives of options granted during 2008 by one year, our stock-based compensation expense would increase by $2.6 million, net of expected forfeitures. These notional increased expense amounts would be amortized over the options’ 4.0 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our consolidated statement of income for the year ended December 31, 2008 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2008, net of expected forfeitures, would have increased by $8.7 million. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $21.5 million, amortized over a weighted-average period of 2.4 years.

Estimation of Restructuring Accrual and Litigation

Restructuring accrual.  To determine our restructuring charges and the corresponding liabilities, we make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We develop these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2008, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by $0.1 million.

The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item.

Litigation.  Management’s current estimated range of liability related to litigation that is brought against us from time to time is based on claims for which our management can estimate the amount and range of loss. We recorded the minimum estimated liability related to those claims where there is a range of loss, as there is no better point of estimate. Because of the uncertainties related to an unfavorable outcome of litigation, and the amount and range of loss on pending litigation, management is often unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As litigation progresses, we continue to assess our potential liability and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. Estimates of litigation liability affect our accrued liability line item on our consolidated balance sheet and our general and administrative expense line item on our statement of income. See Note 18 in our Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax expense line item in our consolidated statement of income and comprehensive income.

Our deferred tax asset is presented net of a valuation allowance. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The valuation allowance decreased in 2008, which included a reduction of $33.2 million related to utilization of foreign tax credits and various other changes in deferred tax assets, offset by an increase of $33.6 million related to recording valuation allowance on acquired certain net operating losses associated with the acquisition of Secure Computing.

Tax returns are subject to examination by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period relating to the expected interest and penalties we would be required to pay a tax authority if we do not prevail. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

Valuation of Goodwill, Intangibles, and Long-lived Assets

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Goodwill.  We make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using an equal weighting of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying value for each of our reporting units. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of income and comprehensive income and would affect the goodwill in our consolidated balance sheet. As goodwill is allocated to all of our reporting units, any impairment could potentially affect each operating geography.

Intangibles and Long-lived Assets.  We will record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangibles and long-lived assets may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical and anticipated results and are subject to many of the other factors, which could change and cause a material impact to our operating results.

Impairment of Marketable Securities

All marketable securities are classified as available-for-sale securities. We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. This determination requires significant judgment and actual results may be materially different than our estimate. Factors which we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the likely reason for the unrealized loss, period of time the fair value was below amortized cost, changes in underlying collateral, changes in ratings, market trends and conditions, and our intent and ability to hold until we recover such losses. Any “other-than-temporary decline” in value is reported in earnings and a new cost basis for the marketable security is established. In 2008, we recorded an impairment of marketable securities totaling $18.5 million. Of the $18.5 million impairment, $12.2 million related to corporate bonds and asset-backed and mortgaged-backed securities which suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to funding our acquisition of Secure Computing, which was a one-time event. We had no impairment of marketable securities in 2007 and 2006. At December 31, 2008, gross unrealized losses on our marketable securities totaled $1.5 million.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$805,506	$674,296	$131,210	19%	$633,658	$40,638	6%
Subscription	661,586	552,131	109,455	20	428,296	123,835	29
Product	132,973	81,793	51,180	63	83,204	(1,411)	(2)

Total net revenue	$1,600,065	$1,308,220	$291,845	22%	$1,145,158	$163,062	14%

Net revenue by Geography:
North America	$844,937	$678,227	$166,710	25%	$633,222	$45,005	7%
EMEA	502,876	426,966	75,910	18	354,592	72,374	20
Japan	116,567	102,272	14,295	14	87,121	15,151	17
Asia-Pacific, excluding Japan	81,109	60,913	20,196	33	43,018	17,895	42
Latin America	54,576	39,842	14,734	37	27,205	12,637	46

Total net revenue	$1,600,065	$1,308,220	$291,845	22%	$1,145,158	$163,062	14%

Net service and support revenue:
Support and maintenance	$742,876	$644,464	$98,412	15%	$610,061	$34,403	6%
Consulting, training and other services	62,630	29,832	32,798	110	23,597	6,235	26

Total service and support revenue	$805,506	$674,296	$131,210	19%	$633,658	$40,638	6%

Net product revenue:
Licenses	$57,485	$37,389	$20,096	54%	$52,077	$(14,688)	(28)%
Hardware	64,195	33,431	30,764	92	31,367	2,064	7
Retail and other	11,293	10,973	320	3	(240)	11,213	*

Total product revenue	$132,973	$81,793	$51,180	63%	$83,204	$(1,411)	(2)%

*	Calculation not meaningful

Our net revenue in a specific period is an aggregation of thousands of transactions ranging from high-volume, low-dollar transactions to high-dollar, multiple-element transactions that are individually negotiated. The impact of pricing and volume changes on revenue is complex as substantially all of our transactions contain multiple elements, primarily software licenses and post-contract support (“PCS”). Additionally, approximately 75 — 85% of our revenue in a specific period is derived from prior-period transactions for which revenue has been deferred and is being amortized into income over the period of the arrangement. Therefore, the impact of pricing and volume changes on revenue in a specific period results from transactions in multiple prior periods.

The increase in net revenue from 2007 to 2008 reflected (i) a $194.0 million, or 25%, increase in our corporate business and (ii) a $97.9 million, or 18%, increase in our consumer business.

Net revenue from our corporate business increased during 2008 compared to 2007 primarily due to (i) a $122.2 million increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, (ii) a $60.1 million increase in revenue from our network security offerings and (iii) a $11.7 million increase in our vulnerability and risk management offerings. In 2008, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. During 2008, we also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach which bundles multiple products and services into suite offerings. This positively impacted revenue and deferred revenue and will impact our revenue in future periods. In addition, our total net revenue in 2008 was positively impacted by $19.2 million from products integrated from our Secure Computing acquisition. This impacted all of our net revenue product lines.

Net revenue from our consumer market increased during 2008 compared to 2007 primarily due to (i) an increase in our customer base and (ii) increased percentage of suite sales from McAfee Internet Security Suites to McAfee Total Protection Suites. We continued to strengthen our relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba.

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

Net Revenue by Geography

Net revenue outside of North America accounted for 47%, 48%, and 45% of net revenue for 2008, 2007 and 2006, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in net revenue in North America during 2008 was primarily related to (i) a $103.8 million increase in corporate revenue in North America due to increased revenue from our network security offerings, our end point solutions and our vulnerability and risk management offerings and (ii) a $62.9 million increase in consumer revenue due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites. We also experienced an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.

The increase in net revenue in North America during 2007 primarily related to (i) a $38.2 million increase in corporate revenue in North America due to increased corporate spending on McAfee security products and increased revenue from our Foundstone, McAfee Network Security and Webshield product lines and, to a lesser extent, increased consumer revenue in North America.

The increase in net revenue in EMEA during 2008 was attributable to (i) a $59.2 million increase in corporate revenue due to increased revenue from our network security offerings, our end point solutions, and our vulnerability and risk management offerings and (ii) a $16.7 million increase in consumer revenue due to an increase in our customer base, expansion to additional countries and an increased percentage of suite sales from lower-priced suites to higher-priced suites. Net revenue from EMEA was also positively impacted by the strengthening Euro against the U.S. Dollar, which resulted in an approximate $45.1 million impact to EMEA net revenue in 2008 compared to 2007 and is included in the corporate and consumer business increases above.

The increase in total net revenue in EMEA during 2007 was attributable to (i) a $51.1 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our Foundstone and McAfee Network Security product lines and (ii) a $21.2 million increase in consumer revenue from online subscriber growth due to our increased customer base. Net revenue from our consumer business in both North America and in EMEA increased during 2007 primarily due to online subscriber growth due to our increased customer base and expansion to additional countries. Net revenue from EMEA was also positively impacted by the strengthening Euro against the U.S. Dollar, which resulted in an approximate $35.4 million impact to EMEA net revenue in 2007 compared to 2006 and is included in the corporate and consumer business increases above.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. In 2008, revenue in Japan was positively impacted by the stronger Japanese Yen against the U.S. Dollar, which resulted in an approximate $12.0 million increase to Japanese net revenue in 2008 compared to 2007. Although total net revenue from Japan increased in 2007 compared to 2006, the weakening Japanese Yen against the U.S. Dollar in 2007 compared to 2006 resulted in a modestly negative impact to Japanese net revenue.

Service and Support Revenue

Service and support revenue includes revenue from software support and maintenance contracts, training, consulting and other services. The increase in service and support revenue in 2008 compared 2007 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to more consultants providing integration and implementation services.

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

Subscription Revenue

Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in 2008 compared to 2007 was attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba, (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (iii) increases in royalties from sales by our strategic partners. Subscription revenue continues to be positively impacted by McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

The increase in subscription revenue in 2007 compared to 2006 was attributable to (i) an increase in our online subscription arrangements due to our continued relationships with strategic channel partners, such as AOL and Dell, (ii) an increase in revenue from our McAfee Total Protection Service for small and medium-sized businesses,

(iii) an increase in royalties from sales by our strategic channel partners, which have increased in number from 2006, and (iv) an increase due to our launch of McAfee Consumer Suites.

Product Revenue

Product revenue includes revenue from perpetual software licenses, hardware sales and retail product sales. The increase in product revenue in 2008 compared to 2007 was attributable to (i) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions and (ii) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization.

The decrease in product revenue from 2007 compared to 2006 was primarily attributable to a decrease in license revenue as a result of the launch of our McAfee Consumer Suites in September 2006 when we switched from a perpetual model, where more revenue was being recognized up-front to a subscription licensing model, which resulted in more revenue being recognized ratably over the term of the agreement. Although product revenue as a whole decreased as a result of our launch of McAfee Consumer Suites, retail and other revenue increased due to the launch.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue:

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$66,108	$49,285	$16,823	34%	$51,904	$(2,619)	(5)%
Subscription	187,975	165,297	22,678	14	110,267	55,030	50
Product	72,634	55,872	16,762	30	60,957	(5,085)	(8)
Amortization of purchased technology	56,811	35,290	21,521	61	23,712	11,578	49

Total cost of net revenue	$383,528	$305,744	$77,784	25	$246,840	$58,904	24

Components of gross margin:
Service and support	$739,398	$625,011			$581,754
Subscription	473,611	386,834			318,029
Product	60,339	25,921			22,247
Amortization of purchased technology	(56,811)	(35,290)			(23,712)

Total gross margin	$1,216,537	$1,002,476			$898,318

Total gross margin percentage	76%	77%			78%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees, as well as expenses related to professional service subcontractors, customer support, training and consulting services. During 2008, we recognized for the first time costs related to delivering annotation, scanning and search services associated with ScanAlert and SiteAdvisor. In addition, the cost of service and support revenue increased during 2008 compared to 2007 due to increased professional services costs related to McAfee Consulting Services. The cost of service and support revenue as a percentage of service and support revenue for 2008 remained consistent when compared to 2007.

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

We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our McAfee Consulting Services, which provide end users with product design, user training, and deployment support and the expected impact related to the acquisition of Secure Computing.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increase in subscription costs for 2008 compared to 2007 was primarily attributable to an increase in the volume of online subscription arrangements and royalties paid to our online strategic partners. The cost of subscription revenue as a percentage of subscription revenue decreased in 2008 compared to 2007 due to increases in higher margin royalty transactions originating from sales by our strategic partners.

The increase in subscription costs for 2007 compared to 2006 was primarily attributable to (i) an increase in the volume of online subscription arrangements and royalties paid to our on-line strategic channel partners and (ii) an increase in the cost to support subscription-based consumer licenses. These increased costs are also the cause for the increase in cost of subscription revenue as a percentage of subscription revenue, when comparing the same periods.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to increased demand for our subscription-based products with associated revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for 2008 increased from 2007 due primarily to increased sales of network protection solutions. Cost of product revenue for 2008 decreased as a percentage of product revenue compared to 2007, due primarily to increased margins on corporate revenue resulting from an increase in both the number and size of larger transactions sold to customers through a solution selling approach.

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

We anticipate that cost of product revenue will increase in absolute dollars due to the expected impact of the acquisition of Secure Computing.

Amortization of Purchased Technology

The increase in amortization of purchased technology and patents in 2008 compared to 2007 was driven by the acquisitions of Secure Computing in November 2008, Reconnex in August 2008, ScanAlert in January 2008 and SafeBoot in November 2007. Amortization for the purchased technology and patents related to these acquisitions was $31.3 million in 2008.

The increase in amortization of purchased technology and patents in 2007 was due to the acquisitions of SiteAdvisor in April 2006, Preventsys in June 2006, Onigma in October 2006, Citadel in December 2006 and SafeBoot in November 2007. Amortization for these items was $20.6 million in 2007 compared to $6.1 million in 2006. The purchased technology is being amortized over estimated useful lives of up to seven years.

We expect amortization of purchased technology to increase in absolute dollars in 2009 as a result of our recent acquisitions.

Gross Margin

Our gross margins decreased slightly for the year ended 2008 compared to the year ended 2007 due mostly to the increase in amortization of purchased technology related to acquisitions made during the year. Our gross margins were also relatively flat for the year ended 2007 compared to the year ended 2006. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include options, RSUs, RSAs, PSUs and ESPP grants.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Stock-based compensation expense	$76,881	$59,017	$17,864	30%	$57,761	$1,256	2%

The $17.9 million increase in stock-based compensation expense during 2008 compared to 2007 was primarily attributable to (i) a $21.0 million increase in expense relating to increased grants of PSUs, of which a significant portion were granted in February 2008, (ii) a $4.9 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing, (iii) a $3.4 million increase in expense relating to ESPP grants due to reinstating our Employee Stock Purchase Plan (“ESPP”) in June 2008, (iv) a $3.0 million increase in expense relating to assumed options from the 2007 acquisition of SafeBoot and (v) increases in various other expenses associated with stock-based awards, partially offset by a $17.3 million decrease in expense relating to the extension of post-termination exercise period and cash settlement of options. See Note 14 to the consolidated financial statements for additional information.

The $1.3 million increase in stock-based compensation expense during 2007 compared to 2006 was primarily attributable to (i) a $9.7 million increase in expense relating to the extension of post-termination exercise period and (ii) a $4.9 million increase in expense relating to RSUs that were granted in the first quarter of 2006, partially offset by (i) a $11.3 million decrease in expense relating to fewer grants of stock options in 2007 and 2006 as compared to prior periods and (ii) decreases in various other expenses associated with stock-based awards. See Note 14 to the consolidated financial statements for additional information.

Operating Costs

Research and development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Research and development(1)	$252,020	$217,934	$34,086	16%	$193,447	$24,487	13%
Percentage of net revenue	16%	17%			17%

(1)	Includes stock-based compensation expense of $18.5 million, $14.0 million and $15.0 million in 2008, 2007 and 2006, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in 2008 compared to 2007 was primarily attributable to (i) a $20.3 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases and (ii) increases in the use of third-party contractors, stock-based compensation expense in 2008 and in various other expenses associated with research and development activities.

The increase in research and development expenses in 2007 was primarily attributable to a $25.4 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, partially offset by decreases in the use of third-party contractors, stock-based compensation expense in 2007 and in various other expenses associated with research and development activities.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during 2009.

Sales and marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Sales and marketing(1)	$525,942	$388,213	$137,729	35%	$366,454	$21,759	6%
Percentage of net revenue	33%	30%			32%

(1)	Includes stock-based compensation expense of $32.6 million, $21.8 million and $24.3 million in 2008, 2007 and 2006, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and promotions. The increase in sales and marketing expenses during 2008 compared to 2007 reflected (i) a $71.7 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in average headcount and salary increases, (ii) a $34.7 million increase related to agreements with certain PC OEM partners, (iii) a $10.8 million increase in stock-based compensation expense, (iv) a $9.3 million increase due to the average Euro and Japanese Yen exchange rate strengthening against the U.S. Dollar during 2008 in comparison to 2007, (v) a $9.0 million increase in travel expense primarily attributable to increased average headcount and (vi) increases in marketing and promotion expenses, the use of third-party contractors and in various other expenses associated with sales and marketing activities.

The increase in sales and marketing expenses during 2007 compared to 2006 principally reflected (i) a $12.5 million increase in salary, commission and benefit expense for individuals performing sales and marketing activities due to an increase in average headcount and salary increases, (ii) an increase of $6.8 million in contract labor and (iii) a $7.0 million increase due to the strengthening Euro against the U.S. Dollar during the year, partially offset by a decrease in stock-based compensation expense in 2007 and decreases in various other expenses associated with sales and marketing activities.

We anticipate that sales and marketing expenses will increase in absolute dollars primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

General and administrative(1)	$204,786	$214,164	$(9,378)	(4)%	$187,777	$26,387	14%
Percentage of net revenue	13%	16%			16%

(1)	Includes stock-based compensation expense of $22.1 million, $20.1 million and $15.0 million in 2008, 2007 and 2006, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during 2008 compared to 2007 reflected (i) a $27.0 million decrease in costs arising as a result of our completed investigation into our historical stock option granting practices as the investigation was completed prior to the restatement of our historical financial results on December 21, 2007 and (ii) a $14.2 million benefit related to the change in fair value of certain stock options accounted for as liability awards, partially offset by (i) a $14.5 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $6.2 million increase in the use of third-party contractors and (iii) increases in expense due to the average Euro and Japanese Yen exchange rate strengthening against the U.S. Dollar during 2008 in comparison to 2007, acquisition-related costs, legal costs and various other expenses associated with general and administrative activities.

The increase in general and administrative expenses in 2007 compared to 2006 reflected (i) a $19.0 million increase in expense related to the investigation into our stock option granting practices and expense associated with the restatement of our financial statements, partially offset by a decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, (ii) a $13.2 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (iii) an $8.7 million increase related to the change in fair value of certain stock options accounted for as liability awards and (iv) a $5.1 million increase in stock-based compensation expense in 2007, partially offset by a $12.5 million decrease in legal fees, which in 2006 included expenses related to our offer to settle a derivative class action lawsuit, a commercial settlement, indemnification costs for former directors and officers and decreases in various other expenses associated with general and administrative activities.

We anticipate that general and administrative expenses will increase in absolute dollars during 2009.

Amortization of intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
		(Dollars in thousands)

Amortization of intangibles	$26,470	$13,583	$12,887	95%	$10,682	$2,901	27%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increases in amortization of intangibles were attributable to our 2008 and 2007 acquisitions, in which we acquired $110.0 million of intangible assets related to the Secure Computing, SafeBoot, ScanAlert, and Reconnex acquisitions.

The increase in amortization of intangibles from 2006 to 2007 was primarily attributable to increased amortization associated with intangible assets acquired in the 2006 acquisitions and the SafeBoot acquisition in 2007.

We expect amortization of intangibles to increase in absolute dollars in 2009 as a result of our recent acquisitions.

Restructuring (benefit) charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

			2008 vs. 2007				2007 vs. 2006
	2008	2007	$	%		2006	$	%
	(Dollars in thousands)

Restructuring (benefit) charges	$(1,752)	$8,769	$(10,521)		*	$470	$8,299		*

*	Calculation not meaningful

Restructuring benefit in 2008 totaled $1.8 million. We recorded an $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004 offset by a charge of $6.6 million related to the elimination of certain positions at SafeBoot and Secure Computing that were redundant to positions at McAfee, the realignment of our sales force, and the realignment of staffing across all departments. See Note 7 to our consolidated financial statements for a description of restructuring activities.

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

In-process research and development

During 2008, we recorded $19.5 million for in-process research and development related to the acquisition of Secure Computing in November 2008, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included new releases of the Firewall Sidewinder, Webwasher and Mail products, the fair value at acquisition was $7.6 million, $9.5 million and $2.4 million, respectively, and the percent complete as of December 31, 2008 was 30%, 80% and 80%, respectively. As of December 31, 2008, we estimate $6.1 million to complete the remaining development efforts in 2009. The fair values were determined using the excess earnings method under the income approach using a discount rate reflective of the risk associated with the stage of completion and financial risk of the projects. During 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. See Note 3 to the consolidated financial statements for additional information.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Interest and other income	$45,687	$68,287	$(22,600)	(33)%	$44,397	$23,890	54%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest income in 2008 compared to 2007 was partially due to (i) a lower average rate of annualized return on our investments from approximately 5% in 2007 to approximately 4% in 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $300 million in 2008 compared to 2007.

The increase in 2007 interest and other income as compared to 2006 was partially due to the rising average rate of annualized return on our investments from 4% in 2006 to 5% in 2007. In addition, our average cash, marketable securities and restricted cash in 2007 compared to 2006 increased approximately $160 million.

During 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively. During 2006, we recorded a net foreign currency transaction loss of $8.5 million.

We anticipate that interest and other income will decrease during 2009 as a result of lower cash balances due to acquisitions and our stock repurchase program, the declining interest rate environment and our shifting a large percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments which have a lower yield.

Impairment of Marketable Securities

During 2008, we recorded impairments on certain of our marketable securities of $18.5 million. Current economic conditions have had widespread negative effects on the markets for debt securities in 2008. Factors which we use to assess whether an other-than- temporary decline has occurred include, but are not limited to, the likely reason for the unrealized loss, period of time the fair value was below amortized cost, changes in underlying collateral, changes in ratings, market trends and conditions, and our intent and ability to hold until we recover such losses. We did not have any impairments of securities in 2007 or 2006.

Gain on investments, net

In 2008, 2007 and 2006, we recognized net gains on the sale of marketable securities of $5.5 million, $1.1 million and $0.4 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative yields, for liquidity purposes, or in the case of 2008, given the current economic environment, into investments that are considered more conservative, thus resulting in gains and losses on sale.

Provision for income taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes.

			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%
	(Dollars in thousands)

Provision for income taxes	$49,997	$62,224	$(12,227)	(20)%	$46,310	$15,914	34%
Effective tax rate	23%	27%			25%

Tax expense was 23%, 27% and 25% of income before income taxes for 2008, 2007 and 2006, respectively. The effective tax rate for 2008 differs from the U.S. statutory rate due to a benefit of releasing valuation allowance on our foreign tax credit and research and development credit, as well as the benefit of lower tax rates in certain jurisdictions. These benefits are partially offset by tax on deemed repatriations of earnings from foreign subsidiaries, tax effects of stock compensation, and the expensing of $19.5 million in-process research and development related to the Secure Computing acquisition. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed previously recorded tax expense in the fourth quarter 2008. We recorded a tax benefit of $28.9 million for the fourth quarter and $3.0 million for the year. The decrease in the 2008 tax rate as compared to 2007 is primarily related to release of valuation allowance in 2008 offset by the tax effect of a shift in jurisdictional earnings.

The effective tax rates for 2007 and 2006 differ from the statutory rate generally due to the benefit of research and development tax credits, foreign tax credits, lower tax rates in certain foreign jurisdictions, adjustments to tax reserves and valuation allowances, and the tax effects of stock compensation and deemed repatriations of earnings from foreign subsidiaries. For further detail see Note 15 to our consolidated financial statements. Our future effective tax rates could be adversely affected if pretax earnings are proportionately less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2008.

We concluded a limited scope examination of our U.S. federal income tax returns for the calendar years 2002, 2003, 2004 and 2005 with the Internal Revenue Service. There was no material impact on the financial statements resulting from this examination. The Internal Revenue Service is now examining the federal tax return for calendar tax years 2006 and 2007. We can’t reasonably determine if this examination will have a material impact on the financial statements.

In October 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“The Act”). The Act extended the research and development credit for both 2008 and 2009. We have recorded the benefit of the research and development credit for all of 2008 in the fourth quarter and it was not material.

Acquisitions

Secure Computing

In November 2008, we acquired Secure Computing for $490.1 million. With this acquisition, we plan to deliver the industry’s most complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The results of operations for Secure Computing have been included in our results of operations since the date of acquisition.

SafeBoot Holding B.V.

In November 2007, we acquired SafeBoot Holding B.V. (“Safeboot”), an enterprise security software vendor for data protection via encryption and access control, for $346.6 million, of which $6.0 million was paid in 2008. With this acquisition, we provide our customers with comprehensive data protection, including endpoint, network, web, email and data security, as well as risk and compliance solutions. The results of operations of Safeboot have been included in our results of operations since the date of acquisition.

Liquidity and Capital Resources

	Years Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$308,322	$393,415	$290,489
Net cash provided by (used in) investing activities	$200,226	$(436,770)	$(452,339)
Net cash (used in) provided by financing activities	$(371,962)	$10,689	$(197,711)

Overview

At December 31, 2008, our cash, cash equivalents and marketable securities totaled $593.7 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $510.8 million and our operating cash flows. Our principal uses of cash were acquisitions, repurchases of our common stock, and operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses.

During 2008, we received $801.7 million net proceeds from the purchase, sale or maturity of marketable securities. We classify our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. We expect to continue our investing activities, including holding investment securities of a short-term and long-term nature. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments.

During 2008, we paid $447.4 million, net of cash acquired, to purchase Secure Computing; we paid $46.2 million, net of cash acquired, to purchase Reconnex Corporation; and we paid $49.0 million, net of cash acquired, to purchase ScanAlert, Inc. In addition, we used $516.6 million for repurchases of our common stock, including commissions and $48.7 million for purchases of property and equipment. Of the $516.6 million used for stock repurchases, $500.0 million was used for share repurchases in the open market and $16.6 million was used to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

On December 22, 2008, we entered into a credit agreement by and among us, McAfee Ireland Holdings Limited, certain of our subsidiaries as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer (“Credit Facility”). The Credit Facility provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders.

Our management continues to monitor the financial markets and general global economic conditions as a result of the recent distress in the financial markets. As we monitor market conditions, our liquidity position and strategic initiatives, we may seek either short-term or long-term financing from external credit sources in addition to the credit facilities discussed herein. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as the current weakness in the economic conditions in the markets in which we operate and into which we sell our products, and increased uncertainty in the financial, capital and credit markets. There can be no assurance that additional financing would be available on terms acceptable to us, if at all.

Our management plans to use our cash and cash equivalents for future operations, potential acquisitions and repurchases of our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations, along with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future.

Operating Activities

Net cash provided by operating activities in 2008, 2007 and 2006 was primarily the result of our net income of $172.2 million, $167.0 million and $137.5 million, respectively, net of non-cash related expenses. During 2008, our primary working capital source was increased deferred revenue which was attributable to growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based offerings. Working capital uses of cash included increased accounts receivable primarily due to increased invoicing over collections at the end of the year, increased prepaid expenses and other assets, and decreased accrued taxes and other liabilities primarily due to a tax settlement payment of approximately $30.0 million. In addition, during 2008, payments to our partners for distribution-related agreements were higher than in 2007.

During 2007, primary working capital sources were increases in deferred revenue, accrued taxes and other liabilities and accounts payable. The increase in deferred revenue in 2007 was due to increased sales of subscription and support contracts. The increase in accrued liabilities is primarily due to the classification of certain equity awards to liability awards as a result of modifications and additional accruals for legal settlements. Primary working capital uses were increases in accounts receivable primarily attributable to increased invoicing over collections at the end of the year and increases in prepaid expenses, prepaid taxes and other assets primarily attributable to prepayments to our partners.

During 2006, primary working capital sources were increases in deferred revenue and accrued taxes and other liabilities. The increase in deferred revenue in 2006 was due to increased sales of subscription and support contracts.

The primary working capital use was an increase in prepaid expenses, prepaid taxes and other assets primarily related to prepayments of royalties.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2008 and 2007, $364.5 million and $342.3 million, respectively, were held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We incurred material expenses in 2007 and 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for legal, accounting and tax guidance. In addition, we incurred costs related to litigation, the informal investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements for 2006. We expect that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these obligations with available cash.

We expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 18.

Investing Activities

Net cash provided by investing activities was $200.2 million in 2008 compared to net cash used in investing activities of $436.8 million in 2007.

In 2008, the primary source of cash from investing activities was $801.7 million of net proceeds from sales or maturities of marketable securities, net of purchases. The primary uses of cash in investing activities included three acquisitions and purchases of property and equipment and leasehold improvements.

Our cash used for acquisitions increased to $550.6 in 2008 compared to $333.4 million in 2007. During 2008, we paid $447.4 million, net of cash acquired, to purchase Secure Computing, $46.2 million, net of cash acquired, to purchase Reconnex, and $49.0 million, net of cash acquired, to purchase ScanAlert. In 2007, including the amount placed in escrow, we paid $328.9 million, net of the $9.8 million cash acquired, for the purchase of SafeBoot.

Our cash used for purchases of property and equipment increased to $48.7 million in 2008 compared to $33.6 million in 2007. The $48.7 million of property and equipment purchased during 2008 was primarily for upgrades of our existing systems and purchases of computers, equipment and software, and for leasehold improvements at various offices. The $33.6 million of property and equipment purchased during 2007 was primarily for upgrades of our existing systems and purchases of computers, equipment and software for ongoing projects, for leasehold improvements primarily related to our expanded research and development facility in Beaverton, Oregon, and for the purchase of a generator to back-up servers and all corporate computer systems at our Plano, Texas facility.

In addition, during 2007, we purchased patents for $9.3 million.

Net cash used in investing activities decreased slightly to $436.8 million in 2007 from $452.3 million in 2006. During 2006, we paid $146.1 million, net of cash acquired, for four acquisitions and purchased $43.8 million of property and equipment. In 2006, the SEC entered the final judgment for settlement related to our investigation into our accounting practices that commenced in March 2002. The $50.0 million that we placed in escrow in 2005 for the SEC settlement was released from escrow for payment to the SEC and was reflected as cash provided by investing activities.

Financing Activities

Net cash used in financing activities was $372.0 million in 2008 compared to net cash provided by financing activities of $10.7 million in 2007. During 2008, we used $500.0 million to repurchase approximately 14.5 million shares of our common stock in the open market, including commissions paid on these transactions. We had no purchases in the open market or through privately negotiated transactions in 2007. During 2008 and 2007, we used $16.6 million and $0.2 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our stock option plans and ESPP. In 2008, we received proceeds of $130.0 million compared to $9.8 million in 2007 and $32.0 million in 2006 from issuance of stock under such plans. Beginning in July 2006, we suspended purchases under our ESPP and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. On December 21, 2007, we became current on our reporting obligations and our employees were able to exercise stock options for the first time in over 16 months. Therefore, proceeds from the issuance of common stock under our stock option plans and ESPP were significantly lower in 2007 and 2006 as compared to 2008.

Net cash used in financing activities was $197.7 million in 2006. This reflects cash used to repurchase our common stock in the open market, offset by proceeds from the issuance of common stock under our stock option plans and ESPP.

We had no repurchases of our common stock in the open market during the fourth quarter of 2008. Pursuant to a stock repurchase program that has been authorized by our board of directors, we may repurchase up to an additional $250.3 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors.

While we expect to continue to receive proceeds from our stock option plans and ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards grants to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Contractual Obligations

A summary of our fixed contractual obligations and commitments at December 31, 2008 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$107,588	$26,622	$38,695	$24,537	$17,734
Other commitments(2)	168,460	147,144	21,076	240	—
Purchase obligations(3)	7,482	7,482	—	—	—
FIN 48 obligations, including interest and penalties	5,585	5,585	—	—	—

Total	$289,115	$186,833	$59,771	$24,777	$17,734

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The most significant of our lease contractual obligations relate to the following four leases: $28.6 million for the Santa Clara, California facility lease, $22.0 million for two St. Paul, Minnesota facility leases, $10.7 million for the Slough, United Kingdom facility lease.

(2)	Other commitments are minimum contractual commitments including telecom contracts, software licensing, royalty and distribution-related agreements.

(3)	Purchase obligations consist of purchase orders to our contract manufacturers, which typically have delivery dates from four to six weeks from the purchase order date.

As of December 31, 2008, we had approximately $84.1 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur other than the amount included in the table above.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements or special purpose entities.

Credit Facilities

On December 22, 2008, we entered into a credit facility (“Credit Facility”) that provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders.

The principal of, together with accrued interest on, the term loan is due on December 22, 2009. The revolving credit facility terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.00% to 2.50%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month intervals in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. In December 2008, we paid $2.0 million of debt issuance costs related to the Credit Facility. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio. The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the credit agreement) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the credit agreement) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the credit agreement). At December 31, 2008, we had $3.0 million of restricted cash deposited at one of our lenders. This amount will be reduced to $1.5 million when the term loan is repaid in full. The deposit will be restricted until we have repaid the outstanding balance on the term loan and on the expiration of the revolving credit facility.

No balances were outstanding under the Credit Facility as of December 31, 2008; however, we borrowed $100.0 million under the term loan portion of the Credit Facility on January 9, 2009.

In addition, we have a 14.0 million Euro credit facility with a bank, (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of December 31, 2008.

Financial Risk Management

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Currency Risk

As a global concern, we face exposure to movements in foreign currency exchange rates. Our functional currency is typically the currency of the local country. Our primary exposures are related to non U.S. Dollar-denominated sales and operating expenses in Europe, Latin America and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows or transact in foreign currencies for trading or other speculative purposes. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Euro, the British Pound and the Canadian Dollar. To the extent that these estimates are incorrect, we could experience unanticipated currency gains or losses.

To reduce exposures associated with certain nonfunctional monetary assets and liabilities, we enter into forward contracts. Our foreign exchange contracts typically range from one to three months in original maturity. The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income.

During 2008 and 2007, net realized gains arising from the settlement of our forward foreign exchange contracts were $2.0 million and $1.0 million, respectively. Net realized losses arising from the settlement of our forward foreign exchange contracts were $1.1 million in 2006.

Forward contracts outstanding at December 31, 2008 are presented below (in thousands):

	December 31, 2008
	Notional U.S. Dollar
	Equivalent	Fair Value

Euro	$31,944	$(701)
British Pound	8,503	(1,633)
Canadian Dollar	2,954	(55)

	$43,401	$(2,389)

A sensitivity analysis performed on our hedging portfolio as of December 31, 2008 indicated that a hypothetical 5% and 10% appreciation of the U.S. Dollar or currency being hedged from its value at December 31, 2008 would decrease the fair value of our forward contracts by $1.7 million and $3.5 million, respectively. A 5% and 10% depreciation of the U.S. Dollar from its value at December 31, 2008 would increase the fair value of our forward contracts by $1.8 million and $3.6 million, respectively.

Interest Rate Risk

We maintain balances in cash, cash equivalents and investment securities. All financial instruments used are in accordance with our investment policy. We maintain our investment securities in portfolio holdings of various issuers, types and maturities including money market, government agency, mortgage-backed, asset-backed and investment grade corporate bonds. These securities are classified as available-for-sale and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

During 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the U.S. government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, during 2008 we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. We had a net unrealized gain of $0.6 million on marketable securities at December 31, 2008, compared with a net unrealized gain of $1.0 million at December 31, 2007. Of the $18.5 million impairment, $12.2 million related to corporate bonds and asset-backed and mortgaged-backed securities which suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to funding our acquisition of Secure Computing which was a one-time event. We had no impairment of marketable securities in 2007 and 2006.

The following tables present the hypothetical changes in fair values in the securities held at December 31, 2008 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2008. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income over a twelve-month time horizon.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities Given				Valuation of Securities Given
	an Interest Rate Decrease of			No	an Interest Rate Increase of
	X Basis Points			Change in	X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$128.0	$127.2	$126.5	$125.7	$124.9	$124.1	$123.3
Corporate notes and bonds	33.3	33.2	33.0	32.9	32.7	32.5	32.4
Asset-backed securities	19.0	18.8	18.6	18.4	18.2	18.0	17.8
Mortgage-backed securities	16.1	16.1	16.0	16.0	16.0	16.0	16.0
Cash and cash equivalents	30.7	30.3	30.0	29.6	29.2	28.9	28.5

Total	$227.1	$225.6	$224.1	$222.6	$221.0	$219.5	$218.0

Newly Adopted and Recently Issued Accounting Pronouncements

See Note 2 of the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” under Item 7.

Item 8.	Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$423,987	$409,679	$396,758	$369,641	$356,526	$321,986	$314,830	$314,878
Gross margin	318,637	311,170	307,025	279,705	270,084	244,121	243,446	244,825
Income from operations	32,564	49,363	54,397	53,247	33,002	46,640	38,751	41,420
Income before provision for income taxes	34,683	53,912	64,867	68,744	49,282	66,461	57,617	55,844
Net income	$45,406	$48,808	$47,826	$30,169	$12,185	$63,401	$48,044	$43,350
Net income per share — basic(1)	$0.30	$0.32	$0.30	$0.19	$0.08	$0.40	$0.30	$0.27
Net income per share — diluted(1)	$0.29	$0.31	$0.30	$0.18	$0.07	$0.39	$0.29	$0.27

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the annual net income per share due to rounding differences.

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

Our revenue and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenue and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees and product revenue deferred or recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions and sales of business or litigation and the occurrence of unexpected events. Fourth quarter 2008 operating income was negatively impacted primarily by in-process research and development expense recorded for Secure Computing. Fourth quarter net income was negatively impacted by the decrease to operating income, offset by a benefit for income taxes of $10.7 million. In October 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. The ruling resulted in the tax benefit in the fourth quarter. Significant quarterly fluctuations in revenue will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of December 31, 2008.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

On November 18, 2008, we completed the acquisition of Secure Computing, as discussed elsewhere in this report under “Overview and Executive Summary,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our consolidated financial statements. Therefore, in making management’s assessment of the effectiveness of our internal control over financial reporting, we have excluded Secure Computing, whose financial statements reflect 18% of total assets and 1% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2008, from our report on internal control over financial reporting as management did not have sufficient time to make an assessment of the Secure Computing internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act.

Deloitte & Touche LLP, as auditor of our consolidated financial statements for the year ended December 2008, has issued an attestation report dated March 2, 2009, concerning our internal control over financial reporting, which is contained in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting in the fourth quarter of 2008, as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Accounting for Income Taxes

During the year ended December 31, 2008, our management completed the corrective actions to remediate a material weakness in accounting for income taxes discussed in our 2006 Form 10-K and 2007 Form 10-K. During the fourth quarter of 2008, our management’s testing of controls over accounting for income taxes indicated that each of the actions put in place to remediate the material weakness in accounting for income taxes has been implemented. Therefore, we believe the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2008. In the fourth quarter of 2008, we completed the following remedial actions:

•	We completed additional improvements to our redesigned income tax reconciliation process to further enhance data analysis and timely resolution of open items.

•	We enhanced the precision of our interim and annual review processes for various calculations, including the tax provision computation process.

We also completed the following remedial actions during 2008:

•	We hired more tax accounting personnel, with an emphasis on hiring personnel with tax provision and international tax expertise.

•	We implemented our redesigned income tax reconciliation process to facilitate improved data collection, analysis and timely resolution of open items.

•	We automated key elements of the calculation of the provision for income taxes.

•	We provided training to our tax accounting personnel and will continue to enhance our training programs in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.

We have audited the internal control over financial reporting of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Secure Computing Corp., which was acquired on November 18, 2008, and whose financial statements constitute 18% of total assets and 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Secure Computing Corp. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 2, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

San Jose, California
March 2, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2008, 2007, and 2006 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits See Index to Exhibits on Page 108. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

As discussed in Note 2, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

San Jose, California
March 2, 2009

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$483,302	$394,158
Short-term marketable securities	27,449	338,770
Accounts receivable	322,986	232,056
Prepaid expenses and prepaid taxes	221,900	134,995
Deferred income taxes	310,870	256,188
Other current assets	38,281	24,000

Total current assets	1,404,788	1,380,167
Long-term marketable securities	82,974	585,874
Property and equipment, net	114,435	94,670
Deferred income taxes	303,937	321,342
Intangible assets, net	315,803	220,126
Goodwill	1,169,616	750,089
Other assets	66,328	34,256

Total assets	$3,457,881	$3,386,524

LIABILITIES
Current liabilities:
Accounts payable	$41,529	$45,858
Accrued income taxes	20,675	51,974
Accrued compensation	82,648	99,652
Other accrued liabilities	194,680	150,961
Deferred revenue	989,096	801,577

Total current liabilities	1,328,628	1,150,022
Deferred revenue, less current portion	304,014	242,936
Accrued taxes and other long-term liabilities	72,751	88,241

Total liabilities	1,705,393	1,481,199

Commitments and contingencies (Notes 9, 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2008 and 2007	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 181,133,439 shares at December 31, 2008 and 173,148,853 shares at December 31, 2007
Outstanding: 153,534,594 shares at December 31, 2008 and 160,545,422 shares at December 31, 2007	1,812	1,732
Treasury stock, at cost: 27,598,845 shares at December 31, 2008 and 12,603,431 shares at December 31, 2007	(819,861)	(303,270)
Additional paid-in capital	2,053,245	1,810,290
Accumulated other comprehensive (loss) income	(18,992)	32,498
Retained earnings	536,284	364,075

Total stockholders’ equity	1,752,488	1,905,325

Total liabilities and stockholders’ equity	$3,457,881	$3,386,524

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenue:
Service and support	$805,506	$674,296	$633,658
Subscription	661,586	552,131	428,296
Product	132,973	81,793	83,204

Total net revenue	1,600,065	1,308,220	1,145,158

Cost of net revenue:
Service and support	66,108	49,285	51,904
Subscription	187,975	165,297	110,267
Product	72,634	55,872	60,957
Amortization of purchased technology	56,811	35,290	23,712

Total cost of net revenue	383,528	305,744	246,840

Operating costs:
Research and development	252,020	217,934	193,447
Sales and marketing	525,942	388,213	366,454
General and administrative	204,786	214,164	187,777
Amortization of intangibles	26,470	13,583	10,682
Restructuring (benefit) charges	(1,752)	8,769	470
In-process research and development	19,500	—	460

Total operating costs	1,026,966	842,663	759,290

Income from operations	189,571	159,813	139,028
Interest and other income, net	45,687	68,287	44,397
Impairment of marketable securities	(18,533)	—	—
Gain on sale of investments, net	5,481	1,104	356

Income before provision for income taxes	222,206	229,204	183,781
Provision for income taxes	49,997	62,224	46,310

Net income	$172,209	$166,980	$137,471

Other comprehensive income:
Unrealized (loss) gain on marketable securities, net	$(215)	$1,257	$1,344
Foreign currency translation loss	(51,275)	(231)	(3,795)

Comprehensive income	$120,719	$168,006	$135,020

Net income per share — basic	$1.10	$1.04	$0.85

Net income per share — diluted	$1.08	$1.02	$0.84

Shares used in per share calculation — basic	156,205	159,819	160,945

Shares used in per share calculation — diluted	159,406	164,126	163,052

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional	Deferred	Other		Total
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss) Income	Earnings	Equity
	(In thousands)

Balances, January 1, 2006	167,688	$1,705	2,765	$(68,395)	$1,443,743	$(8,146)	$33,923	$31,811	$1,434,641
Issuance of common stock under our employee stock option plans and employee stock purchase plan	2,059	21	—	—	32,149	—	—	—	32,170
Interest on Employee Stock Purchase Plans due to restrictions on share issuance	—	—	—	—	(164)	—	—	—	(164)
Repurchase of common stock	(9,812)	—	9,812	(234,679)	—	—	—	—	(234,679)
Forfeiture of restricted stock awards	(20)	—	20	—	—	—	—	—	—
Reclassification of deferred compensation into additional paid-in capital due to adoption of FAS 123(R)	—	—	—	—	(8,146)	8,146	—	—	—
Stock-based compensation	—	—	—	—	50,369	—	—	—	50,369
Stock-based compensation related to option extension	—	—	—	—	4,326	—	—	—	4,326
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(392)	—	—	—	(392)
Tax benefits from exercise of non-qualified stock options	—	—	—	—	5,958	—	—	—	5,958
Foreign currency translation	—	—	—	—	—	—	(3,795)	—	(3,795)
Net increase in unrealized gains on investment	—	—	—	—	—	—	1,344	—	1,344
Net income	—	—	—	—	—	—	—	137,471	137,471

Balances, December 31, 2006	159,915	1,726	12,597	(303,074)	1,527,843	—	31,472	169,282	1,427,249
Cumulative adjustment for the implementation of FIN 48	—	—	—	—	101,225	—	—	27,813	129,038

Adjusted balances, January 1, 2007	159,915	1,726	12,597	(303,074)	1,629,068	—	31,472	197,095	1,556,287
Issuance of common stock upon exercise of stock options	636	6	—	—	12,811	—	—	—	12,817
Repurchase of common stock	(6)	—	6	(196)	—	—	—	—	(196)
Stock-based compensation	—	—	—	—	42,118	—	—	—	42,118
Stock-based compensation related to option extension	—	—	—	—	14,014	—	—	—	14,014
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(154)	—	—	—	(154)
Reduction of prior tax benefit from stock option activity	—	—	—	—	(820)	—	—	—	(820)
Recognition of tax benefit related to acquisition accounted for as a pooling of interests	—	—	—	—	123,379	—	—	—	123,379
Fair value of options assumed in acquisition	—	—	—	—	3,611	—	—	—	3,611
Modification of stock options — reclassification from equity to liability awards	—	—	—	—	(18,272)	—	—	—	(18,272)
Exercise of stock options — reclassification from liability to equity awards	—	—	—	—	4,535	—	—	—	4,535
Foreign currency translation	—	—	—	—	—	—	(231)	—	(231)
Net increase in unrealized gains on investment	—	—	—	—	—	—	1,257	—	1,257
Net income	—	—	—	—	—	—	—	166,980	166,980

Balances, December 31, 2007	160,545	1,732	12,603	(303,270)	1,810,290	—	32,498	364,075	1,905,325

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

							Accumulated
					Additional	Deferred	Other		Total
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss) Income	Earnings	Equity
	(In thousands)

Issuance of common stock under our employee stock option plans and employee stock purchase plan	7,986	80	—	—	127,238	—	—	—	127,318
Repurchase of common stock	(14,974)	—	14,974	(516,591)	—	—	—	—	(516,591)
Forfeiture of restricted stock awards	(22)	—	22	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	76,662	—	—	—	76,662
Reclassification of fair value charge as liability for tender offer	—	—	—	—	(1,223)	—	—	—	(1,223)
Fair value of options assumed in prior year acquisition	—	—	—	—	(1,672)	—	—	—	(1,672)
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(984)	—	—	—	(984)
Fair value of RSAs and RSUs assumed in acquisition	—	—	—	—	2,211	—	—	—	2,211
Tax benefits from stock-based awards	—	—	—	—	23,729	—	—	—	23,729
Exercise of stock options— reclassification from liability to equity awards	—	—	—	—	16,994	—	—	—	16,994
Foreign currency translation	—	—	—	—	—	—	(51,275)	—	(51,275)
Net increase in unrealized losses on investment	—	—	—	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	—	172,209	172,209

Balances, December 31, 2008	153,535	$1,812	27,599	$(819,861)	$2,053,245	$—	$(18,992)	$536,284	$1,752,488

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net income	$172,209	$166,980	$137,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,894	84,427	70,271
Impairment of marketable securities	18,533	—	—
Acquired in-process research and development	19,500	—	460
Deferred income taxes	(10,724)	151	(34,975)
Non-cash restructuring (benefit) charge	(7,471)	6,035	559
(Decrease) increase in fair value of options accounted for as liabilities	(5,483)	8,745	—
Stock-based compensation expense	76,662	56,132	54,695
Excess tax benefit from stock-based awards	(17,693)	(1,092)	(4,960)
Other non-cash items	(3,688)	(5,076)	(6,789)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(68,208)	(33,295)	(2,097)
Prepaid expenses, prepaid taxes and other assets	(77,300)	(34,655)	(66,973)
Accounts payable	(7,775)	6,769	(531)
Accrued taxes and other liabilities	(33,493)	47,413	33,214
Deferred revenue	129,359	90,881	110,144

Net cash provided by operating activities	308,322	393,415	290,489

Cash flows from investing activities:
Purchase of marketable securities	(252,031)	(927,257)	(1,315,407)
Proceeds from sales of marketable securities	587,587	404,106	338,329
Proceeds from maturities of marketable securities	466,101	458,142	664,590
(Increase) decrease in restricted cash	(2,036)	379	49,989
Purchase of patents	—	(9,300)	—
Purchase of property and equipment	(48,747)	(33,568)	(43,751)
Acquisitions, net of cash acquired	(550,648)	(333,377)	(146,089)
Proceeds from sale of assets and technology	—	4,105	—

Net cash provided by (used in) investing activities	200,226	(436,770)	(452,339)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	129,990	9,793	32,008
Excess tax benefit from stock-based awards	17,693	1,092	4,960
Repurchase of common stock	(516,591)	(196)	(234,679)
Other financing activities	(3,054)	—	—

Net cash (used in) provided by financing activities	(371,962)	10,689	(197,711)

Effect of exchange rate fluctuations on cash	(47,442)	37,197	20,596

Net increase (decrease) in cash and cash equivalents	89,144	4,531	(338,965)
Cash and cash equivalents at beginning of period	394,158	389,627	728,592

Cash and cash equivalents at end of period	$483,302	$394,158	$389,627

Non cash investing and financing activities:
Unrealized (loss) gain on marketable securities, net	$(215)	$1,257	$1,344
Fair value of assets acquired in business combinations, excluding cash acquired	$756,836	$384,287	$166,099
Fair value of acquired intangibles	$2,000	$—	$—
Liabilities assumed in business combinations	$226,328	$46,794	$20,012
Accrued purchase price	$1,268	$—	$—
Accrual for purchase of property, equipment and leasehold improvements	$2,953	$4,133	$2,694
Modification of stock options — reclassification from equity to liability awards	$—	$18,271	$—
Exercise of stock options — reclassification from liability to equity awards	$16,994	$4,535	$—
Issuance of common stock under stock option plans	$—	$3,024	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$60,494	$27,320	$54,919
Cash received from income tax refunds	$5,072	$11,964	$7,032

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

McAfee, Inc. and our wholly owned subsidiaries (“we”, “us” or “our”) are a global dedicated security technology company that secures systems and networks from known and unknown threats. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, and continuously track and improve their security and compliance. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in business acquisitions, impairment analysis of goodwill and intangible assets, the estimated useful life of property and equipment, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various undelivered elements of our multiple element software transactions, projections of future cash flows related to certain revenue share agreements, stock-based compensation, restructuring and litigation accruals, and valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future periods from resolution of outstanding matters. Actual results could differ materially from original estimates.

Certain Risks and Concentrations

We derive a majority of our net revenue from our system security, network security and vulnerability and risk management solutions. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

We sell a significant amount of our products through intermediaries such as distributors, resellers and others. Our top ten distributors represented 35% to 55% of net sales during 2008, 2007 and 2006.

We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be collected. At December 31, 2008 and 2007, our allowance for doubtful accounts was $3.9 million and $4.1 million, respectively.

We maintain the majority of cash balances and all of our short-term investments with four financial institutions. We invest with financial institutions believed to have high quality credit and, by policy, limit the amount of deposit exposure to any one financial institution.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The assets and liabilities of subsidiaries that are denominated in functional currencies other than the U.S. Dollar are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income.

Occasionally, a subsidiary enters into transactions that are denominated in currencies other than its functional currency. In these cases, the assets and liabilities and revenue and expenses related to the transactions are translated into the functional currency and any resulting gains or losses are recorded in the consolidated statements of income and comprehensive income. During 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively. During 2006, we recorded a net foreign currency transaction loss of $8.5 million.

Derivatives

We recognize derivatives included in other current assets and other accrued liabilities on the consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through the consolidated statement of income and comprehensive income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our use of derivative financial instruments is discussed in Note 5.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

Restricted Cash

Current restricted cash totaled $9.1 million at December 31, 2008 and is included in the “other current assets” line item on the consolidated balance sheet and consists of restricted cash deposited at one of our lenders and $7.6 million in an escrow account pursuant to Secure Computing Corporation’s (“Secure Computing”) divestiture of a product line in September 2008. The escrow funds will be released in September 2009. We had no current restricted cash at December 31, 2007.

Non-current restricted cash of $3.0 million at December 31, 2008 and $0.6 million at December 31, 2007 is included in the “other non-current assets” line item on the consolidated balance sheets and consists primarily of restricted cash deposited at one of our lenders and cash collateral related to leases in the United States and India.

At December 31, 2008, we had $3.0 million of restricted cash deposited at one of our lenders consisting of both current and non-current restricted cash. This amount will be reduced to $1.5 million when the term loan is repaid in full. The deposit will be restricted until we have repaid the outstanding balance on the term loan and on the expiration of the revolving credit facility.

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, net of related taxes, reported as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the balance sheet date of less than one year. Long-term marketable

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities have remaining maturities at the balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the likely reason for the unrealized loss, period of time the fair value was below amortized cost, changes in underlying collateral, changes in ratings, market trends and conditions, and our intent and ability to hold until we recover such losses. Any “other-than-temporary decline” in value is reported in earnings and a new cost basis for the marketable security is established. In 2008, we recorded an impairment of marketable securities totaling $18.5 million. Of the $18.5 million impairment, $12.2 million related to corporate bonds and asset-backed and mortgaged-backed securities which suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to our funding our acquisition of Secure Computing which was a one-time event. We had no impairment of marketable securities in 2007 and 2006.

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our consolidated balance sheets and were $10.2 million at December 31, 2008 and $3.0 million at December 31, 2007.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, and the direct cost of materials that are associated with product and subscription revenues deferred over a service period, including arrangements that are deferred due to lack of the vendor-specific objective evidence (“VSOE”) of fair value on an undelivered element, are included in the prepaid expenses and prepaid taxes line item and the other assets line item on our consolidated balance sheets. We recognize such deferred costs ratably as revenue is recognized. At December 31, 2008, our deferred costs were $184.6 million compared to $97.0 million at December 31, 2007.

Property and Equipment

Property and equipment are presented at cost less accumulated depreciation and amortization (see Note 6). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

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

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. Capitalized internal use software at December 31, 2008 and December 31, 2007 were $9.5 million and $13.4 million, respectively.

Goodwill and Other Intangible Assets

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. We perform our annual goodwill impairment review as of October 1 of each fiscal year or earlier if indicators of impairment exist. The fair value of the reporting units was estimated using the average of the present value of estimated future cash flows and of the market multiple value. Our reporting units are consistent with the operating geographies discussed in Note 17. No impairment has been recognized for any period presented.

Finite-Lived Intangibles, Long-Lived Assets and Assets Held for Sale

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. We amortize purchased technology and other identifiable intangibles on a straight-line or accelerated basis over their estimated useful lives, depending on the pattern in which the economic benefits are obtained or used. The range of estimated useful lives of our identifiable intangibles is one to seven years (see Note 8).

Finite-lived intangibles or long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairment has been recognized for any period presented.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our investments in marketable securities are disclosed in Note 4. The fair value of our derivative instruments is disclosed in Note 5.

Revenue Recognition

We must make significant management judgments and estimates to determine revenue to be recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates. These estimates affect the deferred revenue line item on our consolidated balance sheets and the net revenue line item on our consolidated statements of income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenue, which is presented net of sales taxes, is derived from primarily three sources (i) product revenue, which includes hardware and perpetual licenses revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) services and support revenue, which includes maintenance, training and consulting revenue.

Revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”).

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

We enter into perpetual and subscription software license agreements through direct sales to consumer customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance. In these situations, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period as the related revenue is recognized. These costs are identified as cost of subscription revenue and cost of service and support revenue on the consolidated statements of income and comprehensive income.

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services and support revenue.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service and support revenue on the consolidated statements of income and comprehensive income, in proportion to the product revenue as it is recognized over the service period.

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

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs include salaries and benefits of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

researchers, supplies and other expenses incurred with research and development efforts. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Advertising Costs

Advertising costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising expenses were $16.6 million, $18.0 million and $18.8 million for 2008, 2007 and 2006, respectively.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP grants”).

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the application of the accounting standard to all stock-based awards issued on or after January 1, 2006, and any outstanding stock-based awards that were issued but not vested as of January 1, 2006. See Note 14 to the consolidated financial statements for additional information.

The estimated fair value underlying our calculation of stock-based compensation expense for options and ESPP grants is based on the Black-Scholes pricing model. Upon adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to the single-option, straight-line method. Stock-based compensation expense for all options granted prior to January 1, 2006, will continue to be recognized using the accelerated method.

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

Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include options, RSUs, RSAs, PSUs and ESPP grants.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

We offer a warranty on our software and hardware products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs.

Reclassifications

In the consolidated statements of cash flows for 2007 and 2006, we have reclassified $244.2 million and $293.5 million, respectively, within investing activities to properly reflect partial pay downs received on asset-backed investments, calls and redemptions as “proceeds from maturities of marketable securities” rather than “proceeds from sales of marketable securities”.

In the consolidated balance sheet for December 31, 2007, we decreased both prepaid taxes and accrued income taxes by $27.6 million related to certain income tax prepayments that were more properly classified with the related current liabilities. We had decreases of $39.4 million and $27.9 million to both prepaid taxes and accrued income taxes to our December 31, 2006 and December 31, 2005 consolidated balance sheets, respectively. As a result, within operating activities in our consolidated statements of cash flows for 2007 and 2006, cash flows from changes in “prepaid expenses, prepaid taxes and other assets” decreased by $11.8 million and $11.5 million in 2007 and 2006, respectively, and cash flows from changes in “accrued taxes and other liabilities” increased by $11.8 million and $11.5 million in 2007 and 2006, respectively. Total operating cash flows for 2008, 2007 and 2006 were not impacted by these adjustments.

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

For 2008, 2007 and 2006 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2008
Unrealized loss on marketable securities, net	$(13,410)	$5,364	$(8,046)
Reclassification adjustment for net loss on marketable securities recognized during the period	13,052	(5,221)	7,831
Foreign currency translation loss	(51,275)	—	(51,275)

Total other comprehensive loss	$(51,633)	$143	$(51,490)

2007
Unrealized gain on marketable securities, net	$3,198	$(1,279)	$1,919
Reclassification adjustment for net gain on marketable securities recognized during the period	(1,104)	442	(662)
Foreign currency translation loss	(231)	—	(231)

Total other comprehensive loss	$1,863	$(837)	$1,026

2006
Unrealized gain on marketable securities, net	$2,596	$(1,038)	$1,558
Reclassification adjustment for net gain on marketable securities recognized during the period	(356)	142	(214)
Foreign currency translation loss	(3,795)	—	(3,795)

Total other comprehensive loss	$(1,555)	$(896)	$(2,451)

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive (loss) income is comprised of the following items (in thousands):

	December 31,
	2008	2007

Unrealized gain on available-for-sale securities	$364	$579
Cumulative translation adjustment	(19,356)	31,919

Total	$(18,992)	$32,498

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. We hold financial assets, such as available-for-sale securities and foreign currency contracts, subject to valuation under SFAS 157. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	Using Identical	Observable Inputs	Unobservable Inputs
Description	2008	Assets (Level 1) (1)	(Level 2) (2)	(Level 3) (3)

Available-for-sale securities:
United States Government notes and bonds(4)	$49,798	$46,558	$3,240	$—
Corporate notes and bonds(4)	21,632	—	21,632	—
Asset-backed securities(4)	26,361	—	26,361	—
Mortgage-backed securities(4)	12,632	—	12,632	—
Cash and cash equivalents(5)	81,823	—	81,823	—

Total available-for-sale securities	192,246	46,558	145,688	—
Foreign exchange derivatives(6)	(2,389)	(2,389)	—	—

Total	$189,857	$44,169	$145,688	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term marketable securities on our consolidated balance sheets.

(5)	Included in cash and cash equivalents on our consolidated balance sheets.

(6)	Included in other current assets and other accrued liabilities on our consolidated balance sheets.

In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. FSP 157-2 is effective for us beginning January 1, 2009 and will be applied prospectively. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value under FASB Statement No. 141, “Business Combinations”. FSP 142-3 is effective for us beginning January 1, 2009. We currently are assessing the impact that FSP 142-3 may have on our consolidated financial position, results of operations or cash flows.

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

Business Combinations

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance (see Note 15). SFAS 141(R) is effective for us beginning January 1, 2009. We will apply the provisions of SFAS 141(R) to any acquisition completed subsequent to December 31, 2008. We expect SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions we consummate after January 1, 2009. At December 31, 2008, $20.4 million of the $102.7 million liability for

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits relate to tax positions of acquired entities taken prior to our acquisition. Liabilities settled for lesser amounts will affect the income tax expense in the period of reversal.

3.	Business Combinations

2008 Acquisitions

In 2008, we acquired 100% of the outstanding shares of ScanAlert, Inc. (“ScanAlert”) for $54.9 million, 100% of the outstanding shares of Reconnex Corporation (“Reconnex”) for $46.6 million and 100% of the outstanding shares of Secure Computing for $490.1 million. The purchase price for these acquisitions consisted of the following (in thousands):

				Total
				2008
	ScanAlert	Reconnex	Secure Computing	Acquisitions

Acquisition date	January 2008	August 2008	November 2008
Cash paid to shareholders and employees, including escrow deposits	$48,480	$40,318	$484,497	$573,295
Payment in 2007 to third party for use of patent	4,500	—	—	4,500
Payment to third party for outstanding debt	—	4,460	—	4,460
Direct acquisition costs	660	1,782	4,003	6,445
Purchase price recorded as a liability	1,268	—	—	1,268
Fair value of assumed RSAs and RSUs	—	—	2,211	2,211
Reduction in our historical net liabilities to Secure Computing due to acquisition	—	—	(611)	(611)

Total purchase price	$54,908	$46,560	$490,100	$591,568

The ScanAlert purchase agreement provides for two earn-out payments totaling $29.5 million contingent upon the achievement of certain ScanAlert financial targets during the three-year period subsequent to the close of the acquisition. The first earn-out payment is $12.5 million, and the second earn-out payment is $17.0 million. We have not accrued any portion of the earn-out payments as purchase price. Approximately $1.3 million and $1.8 million of the first and second earn-out payments, respectively, are subject to certain employees providing future service, which is expensed as earned.

At the close of the Reconnex acquisition, a retention plan, which provides for the payment of up to $5.0 million based on continued employment service and/or achievement of certain financial targets, was established. At December 31, 2008, $0.5 million has been expensed, and no amounts have been paid.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert, Reconnex and Secure Computing, which is based on our preliminary allocation and subject to adjustment (in thousands):

				Total
				2008
	ScanAlert	Reconnex	Secure Computing	Acquisitions

Technology	$4,759	$9,800	$99,200	$113,759
Other intangibles	14,505	2,500	51,200	68,205
Goodwill	42,133	20,143	365,474	427,750
Cash	107	363	41,090	41,560
Accounts receivable	982	661	25,386	27,029
Fixed assets	443	—	16,261	16,704
Restricted cash	—	—	9,458	9,458
Prepaid license fees	3,627	—	—	3,627
Other assets	194	487	12,702	13,383
Deferred tax assets	1,970	21,247	89,477	112,694

Total assets acquired	68,720	55,201	710,248	834,169

Accrued liabilities	8,733	3,136	60,177	72,046
Deferred revenue	5,079	596	119,151	124,826
Deferred tax liabilities	—	4,909	60,320	65,229

Total liabilities assumed	13,812	8,641	239,648	262,101

Net assets acquired	54,908	46,560	470,600	572,068

In-process research and development expensed	—	—	19,500	19,500

Total acquisition cost	$54,908	$46,560	$490,100	$591,568

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. Goodwill for ScanAlert resulted primarily from our expectation that we will be able to provide ScanAlert’s service offerings to our customers and enhance our existing products with those of ScanAlert. We have incorporated ScanAlert’s technology into our existing SiteAdvisor web rating system. Goodwill for Reconnex resulted primarily from our expectation that we will now be able to provide our customers with automated, centrally managed and adaptive data protection. We intend to incorporate Reconnex’s technologies into our data protection business, integrating it with our McAfee ePolicy Orchestrator in 2009. Goodwill for Secure Computing resulted primarily from our expectation that we will deliver the industry’s most complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The goodwill recorded for ScanAlert is deductible for tax purposes, and the goodwill recorded for Reconnex and Secure Computing is not deductible for tax purposes. We are continuing to assess uncertain tax positions as well as continuing to assess measurement of certain deferred tax assets and liabilities of Secure Computing.

For the ScanAlert acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. For the Reconnex acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 4.0 to 6.0 years or a weighted-average period of 4.4 years. For the Secure Computing acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 7.0 years or a weighted-average period of 4.1 years. The Secure

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computing customer-related intangible assets are being amortized using an accelerated method, which would reduce the weighted-average period.

As part of the Secure Computing acquisition, we assumed 0.6 million outstanding RSAs and RSUs. We did not assume any stock-based awards as part of the ScanAlert and Reconnex acquisitions.

We recorded $19.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included new releases of the Firewall Sidewinder, Webwasher and Hosted Mail products, and the fair value at acquisition related to these projects was $7.6 million, $9.5 million and $2.4 million, respectively. The fair values were determined using the excess earnings method under the income approach.

For the Secure Computing acquisition, we accrued $6.1 million for facilities planned to be vacated through the third quarter of 2009. The accrual will be fully utilized by 2015, the end of the original lease terms. Accretion on this accrual is being recognized as restructuring expense. See Note 7.

In October 2008, Secure Computing acquired 100% of the outstanding shares of Securify, Inc. (Securify). Secure Computing paid $8.5 million upon the close of the acquisition, agreed to pay an additional $5.0 million in July 2009 and another $5.0 million in January 2010. The $10.0 million in future consideration is reflected in the Secure Computing purchase price allocation at its net present value. The Securify purchase agreement provides for an earn-out payment of up to $5.0 million based on the achievement of certain Securify financial targets in 2009.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

The following unaudited pro forma financial information presents our combined results with Secure Computing and Reconnex as if the acquisitions had occurred at the beginning of 2008 and 2007 (in thousands, except per share data):

	Year Ended
	December 31,
	2008	2007

Pro forma net revenue	$1,792,657	$1,512,323

Pro forma net income	$98,851	$53,318

Pro forma net income per share — basic	$0.63	$0.33

Pro forma net income per share — diluted	$0.62	$0.32

Shares used in per share calculation — basic	156,205	159,819

Shares used in per share calculation — diluted	159,406	164,126

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure Computing’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure Computing in 2008, the effects of the in-process research and development charge for Secure Computing that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure Computing in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2008 or 2007, nor are they indicative of future operations of the combined companies.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Acquisition

In November 2007, we acquired SafeBoot Holding B.V. (“SafeBoot”), an enterprise security software company for data protection via encryption and access control, for $346.6 million. The purchase price consisted of the following (in thousands):

Cash paid as of December 31, 2007	$294,887
Escrow deposit	43,750
Direct acquisition and other costs paid in 2008	6,007
Fair value of options assumed	1,939

Total purchase price before imputed interest	346,583
Imputed interest	(1,002)

Total purchase price	$345,581

For convenience, we designated October 31, 2007, as the effective date for this acquisition and have recorded $1.0 million of imputed interest as a charge to results of operations.

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

The intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 8.0 years or a weighted-average period of 4.5 years. As part of the acquisition, we assumed approximately 0.5 million outstanding options.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of SafeBoot, as adjusted for subsequent purchase price adjustments (in thousands).

Technology	$102,340
Other intangibles	41,800
Goodwill	215,871
Cash	9,760
Other assets	23,853

Total assets acquired	393,624

Accrued liabilities	26,847
Deferred revenue	9,394
Deferred tax liabilities	11,802

Total liabilities assumed	48,043

Net assets acquired	$345,581

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents our combined results with SafeBoot as if the acquisition had occurred at the beginning of 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31,
	2007	2006

Pro forma net revenue	$1,346,470	$1,175,535

Pro forma net income	$137,339	$111,023

Pro forma net income per share — basic	$0.86	$0.69

Pro forma net income per share — diluted	$0.84	$0.68

Shares used in per share calculation — basic	159,819	160,945

Shares used in per share calculation — diluted	164,126	163,052

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

2006 Acquisitions

During 2006, we acquired three companies, SiteAdvisor, Inc. (“SiteAdvisor”), Preventsys, Inc. (“Preventsys”), and Onigma Ltd. (“Onigma”), and substantially all of the assets of a fourth, Citadel Security Software Inc. (“Citadel”), to enhance and complement our current offerings for an aggregate of $140.4 million, plus $3.9 million in working capital reimbursement and $2.0 million in direct acquisition costs. The goodwill recorded for Citadel is deductible for tax purposes, and the goodwill recorded for SiteAdvisor is not deductible for tax purposes. Goodwill resulted primarily from our expectation that Citadel would broaden our capabilities for security policy compliance enforcement and vulnerability remediation. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. The following is a summary of the assets acquired and liabilities assumed in these acquisitions as adjusted for purchase price valuation procedures (in thousands):

					Total
					2006
	SiteAdvisor	Preventsys	Onigma	Citadel	Acquisitions

Acquisition date	April 2006	June 2006	October 2006	December 2006
Technology	$15,450	$3,540	$23,139	$15,900	$58,029
Other intangibles	420	677	1,889	6,500	9,486
Goodwill	50,397	—	—	42,055	92,452
Cash	29	23	125	—	177
Other assets	485	661	281	1,103	2,530
Deferred tax assets	587	2,820	530	—	3,937

Total assets acquired	67,368	7,721	25,964	65,558	166,611

Accrued liabilities	37	1,384	372	426	2,219
Deferred revenue	—	203	—	3,937	4,140
Deferred tax liabilities	6,269	1,750	6,429	—	14,448

Total liabilities assumed	6,306	3,337	6,801	4,363	20,807

Net assets acquired	61,062	4,384	19,163	61,195	145,804

In-process research and development expensed	—	460	—	—	460

Total acquisition cost	$61,062	$4,844	$19,163	$61,195	$146,264

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 5.0 years. We did not assume any outstanding stock-based awards or warrants related to these acquisitions. The in-process research and development recorded on the Preventsys acquisition was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features. We introduced this version during the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take two months to complete. As of December 31, 2006, all development was completed and costs were $0.5 million.

Performance and retention plans were established at the close of each acquisition. Total payments expected under these plans were $11.2 million, which were fully expensed and paid as of December 31, 2008.

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

The following unaudited pro forma financial information presents our combined results with Citadel and Preventsys as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share data):

Year Ended
December 31, 2006

Pro forma net revenue	$1,157,986

Pro forma net income	$119,371

Pro forma net income per share — basic	$0.74

Pro forma net income per share — diluted	$0.73

Shares used in per share calculation — basic	160,945

Shares used in per share calculation — diluted	163,052

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

Pro forma results of operations for other 2006 acquisitions have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to our results of operations.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities and Cash and Cash Equivalents

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	December 31, 2008
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Treasury Notes	$10,032	$148	$—	$10,180
Corporate and government-sponsored agency debt securities	99,785	1,972	(1,514)	100,243

	$109,817	$2,120	$(1,514)	$110,423

	December 31, 2007
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Treasury Notes	$53,759	$498	$(3)	$54,254
Corporate and government-sponsored agency debt securities	829,900	3,501	(3,031)	830,370
Time deposits	40,020	—	—	40,020

	$923,679	$3,999	$(3,034)	$924,644

At December 31, 2008, $27.4 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $83.0 million have maturities ranging from greater than one year to less than three years and are classified as non current assets.

The following table summarizes the components of the cash and cash equivalents balance (in thousands):

	December 31,
	2008	2007

Cash and money market funds, at cost which approximates fair value	$483,302	$358,579
Corporate debt securities, primarily commercial paper	—	35,579

Total cash and cash equivalents	$483,302	$394,158

We recognized gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Realized gains	$6,738	$1,486	$596
Realized losses	(1,257)	(382)	(240)

Net realized gain	$5,481	$1,104	$356

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$12,691	$(44)	$4,726	$(22)	$17,417	$(66)
Mortgage-backed securities	3,237	(2)	6,139	(252)	9,376	(254)
Asset-backed securities	10,870	(1,194)	—	—	10,870	(1,194)

	$26,798	$(1,240)	$10,865	$(274)	$37,663	$(1,514)

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

5.	Derivatives

Forward Exchange Contracts

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with certain nonfunctional monetary assets and liabilities such as accounts receivable and accounts payable denominated in the Euro, British Pound, and Canadian Dollar. The forward contracts typically range from one to three months in original maturity. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading purposes. We do not use any foreign exchange derivatives for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income.

Forward contracts outstanding at December 31, 2008, are presented below (in thousands):

	December 31, 2008
	Notional U.S. Dollar
	Equivalent	Fair Value

Euro	$31,944	$(701)
British Pound	8,503	(1,633)
Canadian Dollar	2,954	(55)

	$43,401	$(2,389)

At December 31, 2007, the fair value of our forward contracts outstanding was less than $0.1 million

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidated Balance Sheet Detail (in thousands):

	December 31,
	2008	2007
	(In thousands)

Property and equipment:
Building	$22,190	$21,390
Furniture and fixtures	25,499	23,782
Computers, equipment and software	250,643	222,506
Leasehold improvements	38,451	33,690
Construction in progress	4,229	3,033

	341,012	304,401
Accumulated depreciation	(233,494)	(216,648)

	107,518	87,753
Land	6,917	6,917

Total property and equipment, net	$114,435	$94,670

Depreciation expense for 2008, 2007 and 2006 was $40.6 million, $35.6 million and $35.9 million, respectively.

	December 31,
	2008	2007
	(In thousands)

Other accrued liabilities:
Accrued legal and professional fees	$39,725	$30,968
Accrued marketing	38,069	36,264
Other accrued expenses	116,886	83,729

	$194,680	$150,961

	December 31,
	2008	2007
	(In thousands)

Accrued taxes and other long-term liabilities:
Accrued income taxes, long-term	$47,106	$69,246
Other	25,645	18,995

	$72,751	$88,241

Long-term liabilities represent accruals for which we believe related cash flows will occur after December 31, 2009.

7.	Restructuring

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot and Secure Computing acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006 (the “2006 Restructuring”), we took the following measures: (i) reduced our workforce and (ii) continued our efforts to consolidate and dispose of excess facilities.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures: (i) reduced our workforce, (ii) consolidated and disposed of excess facilities, (iii) moved our European headquarters to Ireland and vacated a leased facility in Amsterdam, (iv) consolidated operations formerly housed in three leased facilities in Dallas, Texas, into our regional headquarters facility in Plano, Texas, (v) relocated employees from the Santa Clara, California, headquarters site to our Plano facility as part of the consolidation activities and (vi) sold our Sniffer and Magic product lines in 2004.

Restructuring benefit in 2008 totaled $1.8 million, consisting of a $6.6 million charge related to 2008 Restructuring, offset by a $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004. We have moved back into three floors and intend to move back into the other floors in early 2009.

2008 Restructuring

Activity and liability balances related to our 2008 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Cash payments	—	(5,419)	(5,419)
Adjustment to liability	—	(25)	(25)
Effects of foreign currency exchange	—	(2)	(2)
Accretion	29	—	29

Balance, December 31, 2008	$6,171	$1,175	$7,346

In 2008, we recorded restructuring charges of $1.9 million related to the elimination of certain positions at Secure Computing and SafeBoot that were redundant to positions at McAfee. We also recorded a $4.7 million restructuring charge related to the realignment of our sales force and the realignment of staffing across all departments. Of the total 2008 restructuring charge, $4.0 million, $2.4 million and $0.2 million was recorded in EMEA, North America and Latin America, respectively. We recorded a $6.1 million accrual on the opening balance sheet for Secure Computing for estimated lease related costs associated with permanently vacated facilities. The 2008 accretion relates to these lease termination costs.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Restructuring

Activity and liability balances related to our 2006 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2006	$—	$—	$—
Restructuring accrual	—	2,404	2,404
Cash payments	—	(14)	(14)

Balance, December 31, 2006	—	2,390	2,390
Restructuring accrual	330	2,634	2,964
Cash payments	(233)	(4,542)	(4,775)
Adjustment to liability	(24)	(196)	(220)
Effects of foreign currency exchange	4	7	11

Balance, December 31, 2007	77	293	370
Cash payments	(51)	(65)	(116)
Adjustment to liability	(7)	(37)	(44)

Balance, December 31, 2008	$19	$191	$210

In the fourth quarter of 2006, we recorded a $2.4 million restructuring charge related to a reduction of primarily sales and marketing employees. This charge related to the severance of 75 employees, of which $1.0 million, $1.1 million, $0.1 million and $0.2 million was recorded in North America, EMEA, Japan and Asia-Pacific, respectively.

During 2007, we completed these restructuring activities when we permanently vacated several leased facilities. Lease termination costs will be paid through 2009. We also recorded a restructuring charge of $2.6 million in 2007 related to a reduction in headcount of 33 sales and marketing employees, of which $0.2 million, $2.3 million and $0.1 million was recorded in North America, EMEA and Asia-Pacific, respectively. The remaining severance and benefits will be paid in 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003 Restructurings

A reconciliation of lease termination costs recorded in our 2004 and 2003 restructurings follows (in thousands):

Lease
Termination
Costs

Balance, December 31, 2005	$18,083
Cash payments	(4,071)
Adjustment to liability	(2,506)
Effects of foreign currency exchange	97
Accretion	645

Balance, December 31, 2006	12,248
Cash payments	(2,235)
Adjustment to liability	5,552
Effects of foreign currency exchange	99
Accretion	431

Balance, December 31, 2007	16,095
Cash payments	(2,495)
Adjustment to liability	(8,632)
Reclassification to deferred rent liability	(2,573)
Effects of foreign currency exchange	(12)
Accretion	378

Balance, December 31, 2008	$2,761

Lease termination costs included vacating several leased facilities, net of estimated sublease income, and costs associated with subleasing the vacated facilities, primarily in our North America operating segment. Lease termination costs will be paid through 2013.

The adjustment in 2008 primarily relates to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease and (ii) terminating sublease agreements for three floors in our Santa Clara facility which were previously included in our 2003 and 2004 restructuring activities.

8.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2007	Acquired	Adjustments	Exchange	2007	Acquired	Adjustments	Exchange	2008

North America	$412,453	$95,877	$1,840	$1,321	$511,491	$297,270	$(54)	$(1,667)	$807,040
EMEA	75,445	86,537	584	(392)	162,174	97,188	20	(5,634)	253,748
Japan	18,771	6,921	95	—	25,787	9,813	7	—	35,607
Asia-Pacific (excluding Japan)	11,960	22,201	56	—	34,217	18,197	—	—	52,414
Latin America	11,848	4,251	57	264	16,420	5,282	—	(895)	20,807

Total	$530,477	$215,787	$2,632	$1,193	$750,089	$427,750	$(27)	$(8,196)	$1,169,616

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill was acquired during 2008 as a result of the purchase of Secure Computing, Reconnex, and ScanAlert and during 2007 as a result of the purchase of SafeBoot (see Note 3). The net adjustment to goodwill in 2007 of $2.6 million included purchase price adjustments which decreased goodwill by $0.8 million related to Citadel, Entercept, Preventsys, Foundstone and SiteAdvisor, primarily for research and development tax credits, and adjustments which increased goodwill by $3.4 million related to certain historical acquisitions resulting from our adoption of FIN 48 on January 1, 2007.

The components of intangible assets are as follows (in thousands):

	December 31, 2008				December 31, 2007
			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	4.1 years	$385,915	$(176,072)	$209,843	$282,293	$(129,082)	$153,211
Trademarks and patents	5.0 years	42,282	(35,639)	6,643	42,922	(33,956)	8,966
Customer base and other intangibles	5.5 years	182,282	(82,965)	99,317	117,731	(59,782)	57,949

		$610,479	$(294,676)	$315,803	$442,946	$(222,820)	$220,126

The aggregate amortization expenses for the intangible assets listed above totaled $83.3 million, $48.9 million and $34.4 million for 2008, 2007, and 2006, respectively.

	December 31,
	2008	2007
	(In thousands)

Gross intangible assets, beginning of year	$442,946	$305,395
Add: Purchased technologies (amortized over one to seven years)	113,759	102,825
Add: Trademarks and patents (amortized over one to seven years)	397	9,905
Add: Customer base and other intangibles (amortized over one to seven years)	67,808	41,195
Add: Change in value due to foreign exchange	(12,358)	2,457

	612,552	461,777
Dispositions	(2,073)	(18,831)

Gross intangible assets, end of year	$610,479	$442,946

The additions in 2008 are a result of the Secure Computing, Reconnex, and ScanAlert acquisitions. The additions in 2007 are a result of the SafeBoot acquisition. The dispositions in 2008 are primarily related to the write-off of Wireless Security Corporation assets. The dispositions in 2007 were primarily related to the write-off of Traxess assets.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2009	$111,785
2010	93,531
2011	69,067
2012	31,239
2013	6,168
Thereafter	4,013

$315,803

9.	Commitments

Leases

We lease most of our operating facilities under non-cancelable operating leases, which expire at various times ranging from 2009 through 2018. Our operating leases for facilities typically include renewal periods, which are at our option, and annual contractual escalations in lease payments. Several of our significant leases are subject to rent increases to market rates based on periodic rent reviews. A description of our significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	10-year renewal
St. Paul, Minnesota	May 2018	two 5-year renewals
Slough, England	September 2017	None

In addition, we have leased certain office equipment with various lease expiration dates through 2012.

Future minimum lease payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental income under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

		Sublease
	Payments	Income

2009	$26,622	$(854)
2010	20,817	(762)
2011	17,878	(286)
2012	15,638	(294)
2013	8,899	(174)
Thereafter	17,734	—

Total	$107,588	$(2,370)

Rent expense for 2008, 2007 and 2006 was $25.8 million, $18.9 million and $17.6 million, respectively. Sublease rental income under non-cancelable subleases was $2.1 million, $2.7 million and $2.3 million for 2008, 2007 and 2006, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual commitments for telecom contracts and software licensing agreements having an initial or remaining non-cancelable term in excess of one year, as well as royalty and distribution agreements and purchase obligations are as follows for the years ended December 31 (in thousands):

Purchase
Obligations
and Other
Commitments

2009	$154,626
2010	20,352
2011	724
2012	180
2013	60

Total	$175,942

Some of our commitments have variable components associated with the obligation, which are not included in the minimum contractual commitments above. These variable components are usually based on incremental sales of our product offerings by the partners exceeding certain minimum requirements.

10.	Warranty Accrual and Guarantees

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation for the years ended December 31 follows (in thousands):

	December 31,
	2008	2007	2006

Warranty balance, beginning of year	$489	$662	$1,083
Additional accruals	4,236	1,546	1,937
Costs incurred during the period	(3,615)	(1,719)	(2,358)

Warranty balance, end of year	$1,110	$489	$662

The following is a summary of certain guarantee and indemnification agreements as of December 31, 2008:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our customer licensees against any loss, expense or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark or any other proprietary right of a third party, we will indemnify our vendor against any loss, expense, or liability from any damages that may be awarded against our vendor. No

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We cannot estimate the fair value of these indemnification agreements in excess of applicable insurance coverage due to the fact that the insurers are denying coverage in many instances where we believe coverage should apply. We believe we will prevail in these insurance coverage disputes.

•	Under the terms of our agreements to sell Magic in January 2004, Sniffer in July 2004 and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. To date, we have paid no amounts under the representations and warranties indemnifications. We have not recorded any accruals related to these agreements.

•	Under the terms of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $64.3 million. To date, we have paid no amounts under the representations and warranties indemnifications. We have not recorded any accruals related to this agreement.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

11.	Credit Facilities

On December 22, 2008, we entered into a credit agreement with a financial institution (“the Credit Facility”). The Credit Facility provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The term loan was available for draw from January 5, 2009 through January 9, 2009 (see Note 20). The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders.

The principal of, together with accrued interest on, the term loan is due on December 22, 2009. The revolving credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.00% to 2.50%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No balances were outstanding under the Credit Facility as of December 31, 2008; however, we borrowed $100.0 million under the term loan portion of the Credit Facility on January 9, 2009. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio. See Note 20 to the consolidated financial statements for additional information with respect to borrowings against the Credit Facility.

In addition, we have a 14.0 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of December 31, 2008 and 2007.

12.	Employee Benefit Plan

Our 401(k) and Profit Sharing Plan in the U.S. covers substantially all full-time employees. Our employees in Japan and Canada can participate in plans similar to the 401(k) Plan in the U.S. Our contributions to these plans are similar to those in the U.S. Annual amounts contributed by us under these plans were $5.4 million, $4.2 million and $4.0 million in 2008, 2007 and 2006, respectively.

13.	Stockholders’ Equity

Common Stock

In April 2006, our board of directors authorized the repurchase of up to $250.0 million of our common stock in the open market. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the investigation into our historical option granting practices and our inability to file on a timely basis our 2006 and 2007 quarterly reports and our 2006 annual report with the SEC. We repurchased 9.8 million shares of our common stock in 2006 for $234.0 million, excluding commissions. During 2007, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program. In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. During 2008, we repurchased 14.5 million shares of our common stock for $499.7 million, excluding commissions. As of December 31, 2008, we had authorization to purchase an additional $250.3 million of our common stock through July 2009.

During 2008, we repurchased approximately 0.5 million shares of our common stock for approximately $16.6 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. During 2007 and 2006 we repurchased shares of our common stock for approximately $0.2 million and $0.5 million, respectively, in connection with our obligation to holders of RSAs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) has 5.0 million shares of our common stock reserved for issuance to our employees.

In July 2006, we suspended purchases under our ESPP and prohibited our employees from exercising options due to the announced investigation into our historical option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. In June 2008, we reinstated our ESPP with a six-month offering period, a 15% discount and a six-month look-back feature.

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each offering period, we use the accumulated contributions to issue shares of our common stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year, and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. In 2008, 0.4 million shares were issued under the ESPP at a weighted-average issue price of $25.78. In 2007, no shares were issued under the ESPP. In 2006, 0.4 million shares were issued under the ESPP at a weighted-average issue price of $17.22. The total intrinsic value of shares issued under the ESPP during 2008 and 2006 was $1.7 million and $2.4 million, respectively.

Company Stock Incentive Plans

Under the terms of our amended 1997 Stock Incentive Plan (“1997 Plan”), we have reserved a total of 43.5 million shares for issuance to employees, officers, outside directors, third-party contractors and consultants through stock-based awards provided in the form of options, RSUs, RSAs, PSUs or stock appreciation rights. As of December 31, 2008, we have no stock-based awards outstanding with third-party contractors or consultants.

The exercise price for options is equal to the market value of our common stock on the grant date. Although some of the options may be exercised immediately upon granting, the majority contain graded vesting provisions whereby 25% vest one year from the date of grant and thereafter in equal monthly increments over the remaining three years. All unexercised options expire ten years after the grant date. RSAs and RSUs also vest over a specified period, generally for RSAs and certain RSUs ratably over three years and for other RSUs 50% two years from the grant date and 50% three years from the grant date. RSAs and RSUs assumed in the acquisition of Secure Computing contain graded vesting provisions, generally whereby 25% vest one year from the date of grant and thereafter in equal quarterly increments over the remaining three years. RSAs are common stock issued to the recipient that have not vested. RSUs are promises to issue common stock in the future. PSUs are RSUs with performance-based vesting.

Under the Stock Option Plan for Outside Directors, we have reserved 1.1 million shares of our common stock for issuance to members of our board of directors who are not employees of ours or any of our affiliated entities. The exercise price for these options is equal to the market value of our common stock on the grant date. Initial grants to each outside director generally vest ratably over a three-year period, while any subsequent grants are exercisable one year from the grant date. All unexercised options expire ten years after the grant date.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

The following table summarizes option activity for the year ended December 31, 2008 (in thousands, except per share data):

	Year Ended December 31, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value(1)

Outstanding at beginning of period	14,168	$23.68
Options granted	3,351	34.59
Options exercised	(5,862)	19.91
Options canceled	(1,344)	31.60

Outstanding at end of period	10,313	$28.51	7.4	$69,770

Options vested and expected to vest(2)	9,043	$27.78	7.1	$67,137

Options exercisable	4,707	$23.53	5.9	$53,543

(1)	Intrinsic value is calculated as the difference between the market value of our common stock on December 31, 2008 and the exercise price of the option. The aggregate intrinsic value of options vested and expected to vest and exercisable excludes options with an exercise price above $34.57, the closing price of our common stock on December 31, 2008, as reported by the New York Stock Exchange.

(2)	Options vested and expected to vest reflect our estimated forfeiture rates.

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $90.1 million, $10.8 million and $16.2 million, respectively.

The tax benefit realized from option exercises, RSUs and RSAs vested, and ESPP grants in 2008, 2007 and 2006 was $48.6 million, $3.1 million and $8.3 million, respectively.

The following table summarizes PSU, RSU and RSA activity for the year ended December 31, 2008 (in thousands, except per share data):

	Year Ended December 31, 2008
		Weighted		Weighted		Weighted
	Performance	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	42	$34.73	2,496	$24.02	82	$27.48
Granted	2,251	34.98	1,014	34.61	—	—
Awards assumed in conjunction with acquisition	—	—	233	28.57	359	28.57
Vested	(100)	35.88	(1,349)	24.97	(54)	29.22
Canceled	(266)	34.23	(277)	26.17	(22)	29.50

Unvested at end of period	1,927	$35.03	2,117	$28.71	365	$28.17

The weighted-average remaining contractual life for unvested PSUs, RSUs and RSAs at December 31, 2008, was 2.1 years, 1.4 years and 2.6 years, respectively.

The total fair value of RSUs vested during 2008 was $44.9 million. The total fair value of PSUs vested during 2008 was $1.4 million. This does not include the fair value of PSUs vested but not released as of December 31,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. The total fair value of RSAs vested during 2008, 2007 and 2006 was $1.9 million, $1.6 million and $1.5 million, respectively.

Shares available for future grants to employees under our stock incentive plans totaled 6.0 million at December 31, 2008. Our management currently plans to issue new shares for the granting of RSAs, vesting of RSUs and PSUs, and exercising of options and ESPP grants.

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Years Ended December 31,
	2008	2007	2006

Amortization of fair value of options	$24,657	$19,313	$30,660
Restricted stock awards and units	26,237	21,346	16,426
Restricted stock units with performance-based vesting	22,415	1,459	—
Employee Stock Purchase Plan	3,353	—	1,864
Extension of post-termination exercise period	—	14,014	4,326
(Benefit) expense related to cash settlement of options	(382)	2,885	3,066
Tender offer	601	—	—
Former executive acceleration	—	—	1,419

Total stock-based compensation expense	$76,881	$59,017	$57,761

Amortization of fair value of options.  We recognize the fair value of options issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. These charges include stock-based compensation expense for options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Restricted stock awards and units.  We recognize the fair value of RSAs and RSUs issued to employees as stock-based compensation expense over the vesting period of the awards. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs.

Restricted stock units with performance-based vesting.  We recognize stock-based compensation expense for the fair value of PSUs issued to employees. These awards vest as follows: 50% vest only if performance criteria are met (“performance component”) and 50% cliff vest four years from the date of grant, with accelerated vesting if performance criteria are met (“service component”). Certain executive grants have only the performance component. The performance component will vest one-third each year from the date of grant, provided that the performance criteria are met for each respective year. If the performance criteria are not met in any one year, then the awards that would have vested in that year are forfeited. The performance component is being recognized as expense one-third each year provided we determine it is probable that the performance criteria will be met. For certain of the PSUs, we have not communicated the performance criteria to the employees. For these awards, the accounting grant date will not occur until it is known whether the performance criteria are met, and such achievement or non-achievement is communicated to the employees. These awards are marked-to-market at the end of each reporting period through the accounting grant date, and recognized over the expected vesting period. For the awards for which the performance criteria have been communicated, stock-based compensation expense has been measured on the grant date and is being recognized over the expected vesting period.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of ESPP grants. The estimated fair value of ESPP grants is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the ESPP grants estimated to be issued.

Extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our option granting practices investigation, through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we imposed restrictions on our ability to issue any shares, including those pursuant to option exercises.

We recognized stock-based compensation expense of $14.0 million and $4.3 million in 2007 and 2006, respectively, related to the January 2007 and November 2007 extensions of post-termination exercise period for options that would have expired during our blackout period. The compensation charges were based on the fair value of the options after the modifications. We had no such charges in 2008. We will not recognize any further expense related to these extensions of post-termination exercise period.

Cash settlement of options.  Certain options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using our December 31, 2007 closing stock price. As of December 31, 2006, we recorded a liability of $3.1 million, based on the intrinsic value of these options using our January 7, 2007 closing stock price. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We also paid approximately $0.3 million during 2007 to current employees whose options expired during the blackout period. We recognized stock-based compensation expense of $2.9 million and $3.1 million in 2007 and 2006, respectively, based on the change in the liability we recorded for the intrinsic value of these options. For 2008, we recognized a benefit of $0.4 million for the difference between the December 31, 2007 liability and the amount paid in 2008. All of these options were cash settled by March 31, 2008, and we will not recognize any further expense related to these options.

Tender offer.  In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement with the SEC. The tender offer extended an offer by us to holders of certain outstanding options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical option grant practices. As part of this tender offer, we became obligated to pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in 2008, and $1.3 million was paid to U.S. employees in 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded in 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million. We will not recognize any further expense related to the tender offer.

Former executive acceleration.  On February 6, 2007, our board of directors accelerated unvested options held by our former chief executive officer, who retired in October 2006, without an extension of the post-employment exercise period. All such options have since expired unexercised due to the blackout. In the fourth quarter of 2006, we recorded an additional non-cash, stock-based compensation expense of $1.4 million for the remaining unamortized fair value of these options.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense recorded by consolidated statements of income and comprehensive income line item in 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of net revenue — service and support	$1,763	$1,448	$1,968
Cost of net revenue — subscription	809	915	699
Cost of net revenue — product	1,129	767	750

Stock-based compensation expense included in cost of net revenue	3,701	3,130	3,417

Research and development	18,476	14,023	15,042
Sales and marketing	32,625	21,756	24,289
General and administrative	22,079	20,108	15,013

Stock-based compensation expense included in operating costs	73,180	55,887	54,344

Total stock-based compensation expense	76,881	59,017	57,761
Deferred tax benefit	(21,780)	(16,913)	(15,672)

Total stock-based compensation expense, net of tax	$55,101	$42,104	$42,089

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At December 31, 2008, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $105.8 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.4 years. This amount does not reflect stock-based compensation expense relating to 0.8 million PSUs for which the performance criteria had not been set as of December 31, 2008.

Assumptions

The fair value of RSAs, RSUs and PSUs is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs, RSUs and PSUs. The fair values of our RSA, RSU and PSU grants during 2008, 2007 and 2006 were:

	Years Ended December 31,
	2008	2007	2006

RSA grants	$—	$—	$23.76
RSU grants	$34.61	$29.43	$23.79
PSU grants	$34.98	$34.73	$—

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes model to estimate the fair value of our option and ESPP grants. The key assumptions used in the model during 2008, 2007 and 2006 are provided below:

	Years Ended December 31,
	2008	2007	2006

Options:
Risk free interest rate	3.1%	4.5%	4.8%
Weighted average expected lives (years)	5.8	6.0	5.6
Volatility	39.9%	33.7%	37.4%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	1.1%		4.6%
Weighted average expected lives (years)	0.5		0.5
Volatility	32.0%		38.0%
Dividend yield	—		—

The weighted-average grant date fair values of our option and ESPP grants during 2008, 2007 and 2006 were:

	Years Ended December 31,
	2008	2007	2006

Option grants	$14.63	$14.55	$10.47
ESPP grants	$7.64	$—	$6.11

We derive the expected term of our options through the use of a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. We have not declared any dividends on our common stock in the past and do not expect to do so in the foreseeable future.

15.	Provision for Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	December 31,
	2008	2007	2006

Domestic	$185,853	$19,490	$47,493
Foreign	36,353	209,714	136,288

	$222,206	$229,204	$183,781

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Federal:
Current	$10,159	$17,770	$28,948
Deferred	13,021	4,777	(17,489)

Total Federal	23,180	22,547	11,459
State:
Current	9,214	4,151	4,877
Deferred	1,079	(2,311)	(169)

Total State	10,293	1,840	4,708
Foreign:
Current	16,288	33,741	42,255
Deferred	236	4,096	(12,112)

Total Foreign	16,524	37,837	30,143

Provision for income taxes	$49,997	$62,224	$46,310

Our effective tax rate on income before income taxes differs from the United States federal statutory tax rate as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Federal income tax provision at statutory rate	$77,772	$80,250	$64,201
State tax expense (net of Federal benefit)	6,690	1,150	3,808
Acquisition related non deductible costs	6,825	—	161
Foreign earnings taxed at rates different than the Federal rate	(8,951)	(49,146)	(30,402)
Other permanent differences and other taxes	(5,831)	2,976	1,593
Tax credits, net of withholding taxes	(6,370)	(5,605)	(2,907)
Deemed repatriations of earnings from foreign subsidiaries	4,857	15,523	3,399
Changes in valuation allowances	(34,298)	(1,979)	4,248
Non deductible stock compensation	6,192	4,499	4,339
Provision (benefit) for accruals for tax exposures	3,111	14,556	(2,130)

	$49,997	$62,224	$46,310

In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed previously recorded tax expense in the fourth quarter 2008. We recorded a tax benefit of $28.9 million for the fourth quarter and a $3.0 million benefit for the year.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2008.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“The Act”). The Act extended the research and development credit for both 2008 and 2009. We have recorded the benefit of the research and development credit for all of 2008 in the fourth quarter and it was not material.

Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2008	2007

Deferred Tax Assets:
Deferred revenue	$325,923	$236,455
Accrued liabilities and allowances	69,920	65,017
Depreciation and amortization	158,216	196,712
Tax credits	43,302	110,087
Deferred stock-based compensation	34,754	38,259
Net operating loss carryover	134,494	34,195

	766,609	680,725
Valuation allowance	(64,832)	(65,044)

Total deferred tax assets	701,777	615,681

Deferred Tax Liabilities:
Intangibles not amortizable for tax purposes	73,570	27,254
Prepaids	13,400	10,897

Total deferred tax liability	86,970	38,151

Net deferred tax asset	$614,807	$577,530

Current portion	$310,870	$256,188
Noncurrent portion	303,937	321,342

	$614,807	$577,530

At December 31, 2008, we had net deferred tax assets of $614.8 million, partially resulting from net operating loss carryovers for federal, state and foreign income tax purposes of approximately $324.0 million, $130.5 million, and $83.6 million, respectively. The federal and state net operating loss carryovers relate primarily to acquisitions and are limited in the amount that can be recognized in any one year. They have expiration dates ranging from 2009 to 2029. There was a significant increase in the net operating loss deferred tax asset resulting from the acquisition of Secure Computing during the fourth quarter. The foreign net operating losses relate primarily to losses incurred as a result of current operations and do not expire. The net decreases in the valuation allowance relate to utilization of foreign tax credits in the current year offset by approximately $33.6 million of valuation allowance on acquired net operating losses. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain acquired net operating loss and credit carryforwards and certain other foreign tax credits for which a valuation allowance has been provided.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. At December 31, 2008, approximately $43.8 million of the valuation allowance for deferred tax assets was related to acquired deferred tax assets. Future reductions in the valuation allowance due to realization of acquired deferred tax assets will affect income tax expense in the period of reversal.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We intend to indefinitely reinvest all current and/or future earnings of our foreign subsidiaries. As such, U.S. income taxes have not been provided for on a cumulative total of approximately $505.8 million of earnings of certain non-U.S. subsidiaries. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of certain non-U.S. subsidiaries is not practicable due to the complexities of this hypothetical calculation.

As of December 31, 2008, gross unrecognized tax benefits totaled $89.6 million and accrued interest and penalties totaled $13.9 million (net of any tax benefit) for an aggregate gross amount of $103.5. Of the $103.5 million, $102.7 million, if recognized, would favorably affect our effective tax rate. Furthermore, of the $102.7 million, $20.4 million relates to tax positions of acquired entities taken prior to their acquisition. Pursuant to the provisions of SFAS 141R, effective for years after December 15, 2008, liabilities settled for lesser amounts will affect income tax expense in the period of reversal.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Beginning Gross unrecognized tax benefits(1)	$71,690	$47,468
Gross increases related to tax positions in prior period(1)	17,195	21,077
Gross decreases related to tax positions in prior period(1)	(1,896)	(1,141)
Gross increases related to tax positions in current period(1)	3,648	5,189
Settlements	(244)	0
Lapse of statute of limitations	(781)	(903)

Ending Gross unrecognized tax benefits(1)	$89,612	$71,690

(1)	State and local positions are presented before federal tax benefit.

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the twelve months ended December 31, 2008, we recognized a net increase of $1.5 million in potential interest and penalties associated with uncertain tax positions.

We file numerous consolidated and separate income tax returns in the U.S. federal and state jurisdictions and in many foreign jurisdictions. On an ongoing basis, we are routinely subject to examination by taxing authorities throughout the world, including jurisdictions such as Australia, Canada, France, Germany, India, Ireland, Italy, Japan, The Netherlands and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years before 2006 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 1997.

We are presently under examination in many jurisdictions, including notably the U.S., California, Germany, and The Netherlands. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. The State of California is examining our income tax returns for the years 2004 and 2005. Secure Computing was involved in an examination in Germany at the date of acquisition for tax year 2002 — 2007. We concluded pre-filing discussions with the Dutch tax authorities with respect to tax years 2004 and 2005 in January 2009. A tax benefit of approximately $2.2 million will be reflected in the first quarter 2009. We cannot currently predict the timing regarding the resolution of any other tax examinations. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $6.6 million to $22.7 million as examinations close and statutes expire.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Numerator — basic net income	$172,209	$166,980	$137,471

Numerator — diluted net income	$172,209	$166,980	$137,471

Denominator — basic
Basic weighted-average common stock outstanding	156,205	159,819	160,945

Denominator — diluted
Basic weighted-average common stock outstanding	156,205	159,819	160,945
Effect of dilutive securities:
Options, RSUs, RSAs, PSUs and ESPP grants(1)	3,201	4,307	2,107

Diluted weighted-average shares	159,406	164,126	163,052

Net income per share — basic	$1.10	$1.04	$0.85

Net income per share — diluted	$1.08	$1.02	$0.84

(1)	At December 31, 2008, 2007 and 2006, 5.7 million, 3.2 million and 7.2 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 0.8 million PSUs for the year ended December 31, 2008, because they are contingently issuable shares.

17.	Business Segment and Major Customer Information

We have one business and operate in one industry. We develop, market, distribute and support computer and network security solutions for large enterprises, governments, and small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. Our chief operating decision maker is our chief executive officer.

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

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Historically, the measure of segment operating income included the allocation of cost of revenues, research and development and certain sales and marketing expenses. We revised the segment information from prior periods to conform to the 2008 presentation for

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparative purposes. Summarized financial information concerning our net revenue, income from operations and depreciation expense by geographic region is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net revenue by region:
North America	$844,937	$678,227	$633,222
EMEA	502,876	426,966	354,592
Japan	116,567	102,272	87,121
Asia-Pacific, excluding Japan	81,109	60,913	43,018
Latin America	54,576	39,842	27,205

Net revenue	$1,600,065	$1,308,220	$1,145,158

Income from operations by region:
North America	$630,000	$527,016	$481,575
EMEA	378,212	319,134	253,343
Japan	86,070	78,255	62,337
Asia-Pacific, excluding Japan	52,427	38,603	22,148
Latin America	37,042	24,672	14,890
Corporate and other	(994,180)	(827,867)	(695,265)

Income from operations	$189,571	$159,813	$139,028

Depreciation expense by region:
North America	$9,340	$7,884	$12,269
EMEA	2,159	2,127	1,842
Japan	154	60	381
Asia-Pacific, excluding Japan	1,842	1,995	2,352
Latin America	27	13	175
Corporate	27,091	23,475	18,858

Depreciation expense	$40,613	$35,554	$35,877

Corporate and other includes research and development expenses, cost of revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation, amortization of purchased technology and other intangibles, restructuring (benefit) charges and in-process research and development. These expenses are not attributable to any specific geographic region and are not included in the segment measure of profit and loss reviewed by our chief operating decision maker. Additionally, operating income by region reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for consolidated GAAP operating income and are reflected as period expense in the operating income above. The difference between income from operations and income before taxes is reflected on the face of our consolidated statements of income.

Following is a summary of our total assets by geographic region. Assets purchased to support infrastructure and general and administrative activities, including land purchases, are included in Corporate in the table below. These corporate assets are not assigned to any specific geographic region. Fixed assets, intangible assets and certain other assets are reflected below in their respective geographic regions, however, the related depreciation and amortization expenses are not reflected in the measure of profit and loss reviewed by our chief operating decision

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maker. Summarized financial information concerning our total assets by business and geographic region is as follows (in thousands):

	December 31,
	2008	2007

North America	$2,194,800	$2,333,535
EMEA	870,735	741,726
Japan	221,804	170,545
Asia-Pacific, excluding Japan	76,530	57,227
Latin America	30,218	22,360
Corporate	63,794	61,131

Total assets	$3,457,881	$3,386,524

Property and equipment based on the physical location of the assets is as follows (in thousands):

	December 31,
	2008	2007

India	$6,157	$10,130
Japan	3,161	2,884
United Kingdom	3,513	4,718
Ireland	1,341	1,508
Other foreign countries	8,586	6,269

Total foreign countries	22,758	25,509
United States	91,677	69,161

Total	$114,435	$94,670

Net revenue attributed to countries based on the location of the customer is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United Kingdom	$159,501	$139,157	$101,824
Germany	64,409	54,157	53,145
Japan	116,567	102,273	87,121
Canada	59,493	40,552	26,401
Other foreign countries	414,651	334,408	269,846

Total foreign countries	814,621	670,547	538,337
United States	785,444	637,673	606,821

Total	$1,600,065	$1,308,220	$1,145,158

At December 31, 2008 and 2007, Ingram Micro, Inc. had an accounts receivable balance which comprised 9% and 20%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2008 and 2007, Tech Data Corp. had an accounts receivable balance which comprised 14% and 6%, respectively, of our gross accounts receivable balance. During 2008, 2007 and 2006, Ingram Micro, Inc. accounted for 16%, 15% and 17%, respectively, of total net revenue. During 2008, 2007 and 2006, Tech Data Corp. accounted for 11%, 9% and 11%, respectively, of total net revenue. The net revenue derived from these customers is reported primarily in our North American and EMEA geographic segments.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Litigation

Settled Cases

In July 2006, the United States District Court for the Northern District of California consolidated several purported stockholder derivative suits as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). In September 2006, three identical lawsuits that had been filed in the Superior Court of the State of California, County of Santa Clara, were consolidated in that court (the “State Action”). The Consolidated Action and State Action asserted that we improperly backdated stock option grants for a period ending in May 2006. In December 2007, we reached a tentative settlement with the plaintiffs in both Actions. The Court preliminary approved the settlement in October 2008 and granted final approval in February 2009. We accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006, due to the stock option investigation and restatement related to expected payments pursuant to the settlement.

Certain shareholders of Secure Computing filed lawsuits against Secure Computing and the members of its board of directors (the “Secure Computing Board”) alleging that the Secure Computing Board breached its fiduciary duties by executing an Agreement and Plan of Merger with McAfee in September 2008. We were accused of aiding and abetting the Secure Computing Board’s alleged breach of fiduciary duty. The related suits were ultimately consolidated in the Superior Court of California in Santa Clara. In January 2009, the Plaintiffs filed a request to voluntarily dismiss the consolidated action without prejudice, which was granted by the Court on January 8, 2009, after a finding that neither the Plaintiffs nor their counsel derived any personal benefit from the Defendants through dismissal of the case.

In February 2008, a former executive notified us of his intent to seek arbitration of claims associated with his employment. The parties entered into a confidential settlement agreement resolving the dispute in its entirety, following a mediation held in December 2008.

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines, Inc. v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserted that (i) several of our Enterprise products infringe a Deep Nines’ patent and (ii) we falsely marked certain products with a McAfee patent that was abandoned after its issuance. On July 15, 2008, a jury found that certain applications of IntruShield infringe upon Deep Nines’ patent and awarded a one-time, lump sum payment for past and future damages. On July 29, 2008, we resolved all patent litigation matters with Deep Nines, Inc. by entering into a $25.0 million confidential settlement agreement. As part of the settlement, we acquired certain nonexclusive rights and entered into a mutual release of all related claims. In the three months ended June 30, 2008, we recorded $9.0 million of legal settlement costs. The remaining $16.0 million was recorded as an asset as of June 30, 2008. We are amortizing the asset to cost of product revenue in our consolidated statements of income and comprehensive income over the economic life, which is estimated to be the remaining life of the primary patent which expires in 2020. The case was dismissed on September 8, 2008.

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

On June 5, 2006, Finjan Software, Ltd. filed a complaint in the United States District Court for the District of Delaware against Secure Computing Corporation and two subsidiaries (“Secure Computing”), alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing wilfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. We acquired Secure Computing in November 2008 and intend to vigorously challenge the verdict and Finjan’s pending motions for an injunction and enhanced damages.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, a former executive filed an arbitration demand with the American Arbitration Association in Dallas, Texas, seeking the arbitration of claims associated with his employment; we have filed counterclaims. The arbitration is currently scheduled to begin in March 2009. We believe the claims asserted against us are without merit; therefore, no provision has been recorded in the financial statements.

Certain investment bank underwriters, our company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities and that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased our securities during the time period from December 1, 1999 to December 6, 2000.

We, together with other issuer defendants and plaintiffs, entered into a stipulation of settlement and release of claims against the issuer defendants that was submitted to the Court for approval in June 2004. On August 31, 2005, the Court preliminarily approved the settlement, which, among other things, was conditioned upon class certification. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings (the case against us is not one of the six test cases), the settlement was terminated in June 2007 by stipulation of the parties and order of the Court. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. Thus, the ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

19.	Related Party Transactions

In October 2006, Robert M. Dutkowsky, a member of our board of directors, was appointed chief executive officer and a director of Tech Data Corporation, one of our customers. We recognized revenue from sales to Tech Data Corporation of $37.1 million during the fourth quarter of 2006. Our outstanding accounts receivable balance related to Tech Data Corporation was $22.7 million at December 31, 2006. Our deferred revenue balance related to Tech Data Corporation was $79.2 million at December 31, 2006. Mr. Dutkowsky resigned from our board of directors during the first quarter of 2007, and Tech Data Corporation ceased to be a related party.

20.	Subsequent Events

On January 9, 2009, we borrowed $100.0 million against the term loan in the Credit Facility (see Note 11). Interest on the first $50.0 million of outstanding borrowings bears interest at the three month LIBOR rate plus 2.0% and is payable quarterly, while interest on the remaining $50.0 million of outstanding borrowings bears interest at the one month LIBOR rate plus 2.0% payable monthly. The principal of, together with accrued interest on, the term loan is due on December 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2009.

MCAFEE, INC.

By:	/s/ David G. DeWalt
David G. DeWalt
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. DeWalt (David G. DeWalt)	Chief Executive Officer and President (Principal Executive Officer)	March 2, 2009

/s/ Albert A. “Rocky” Pimentel (Albert A. “Rocky” Pimentel)	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 2, 2009

/s/ Keith S. Krzeminski (Keith S. Krzeminski)	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	March 2, 2009

/s/ Charles J. Robel (Charles J. Robel)	Non-Executive Chairman of the Board	March 2, 2009

(Carl Bass)	Director	March 2, 2009

/s/ Thomas Darcy (Thomas Darcy)	Director	March 2, 2009

/s/ Leslie G. Denend (Leslie G. Denend)	Director	March 2, 2009

/s/ Jeffrey A. Miller (Jeffrey A. Miller)	Director	March 2, 2009

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	March 2, 2009

/s/ Robert W. Pangia (Robert W. Pangia)	Director	March 2, 2009

/s/ Anthony Zingale (Anthony Zingale)	Director	March 2, 2009

SCHEDULE II

MCAFEE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,
		Additions Charged	Write-Offs of
	Balance at	to Operating Expense,	Previously	Balance at
	Beginning of	Deferred Revenue or	Provided	End of
Allowance for Doubtful Accounts, Net(1)	Period	Net Revenue	Accounts	Period
	(In thousands)

Year Ended December 31, 2008	$4,076	$1,126	$(1,255)	$3,947
Year Ended December 31, 2007	$2,015	$2,248	$(187)	$4,076
Year Ended December 31, 2006	$2,389	$884	$(1,258)	$2,015

(1)	Allowance for Doubtful Accounts, Net. The allowance for doubtful accounts, consists of our estimates with respect to the uncollectibility of our receivables. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when determining the allowance for doubtful accounts.

		Provision for
		Sales Returns
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Sales Returns	Period	Revenue(2)	Returns	Period
	(In thousands)

Year Ended December 31, 2008	$7,994	$95,853	$(89,058)	$14,789
Year Ended December 31, 2007	$8,508	$55,931	$(56,445)	$7,994
Year Ended December 31, 2006	$3,837	$19,198	$(14,527)	$8,508

		Provision for
		Other
		Incentives
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Other Incentives	Period	Revenue(2)	Incentives	Period
	(In thousands)

Year Ended December 31, 2008	$40,494	$110,469	$(104,546)	$46,417
Year Ended December 31, 2007	$31,266	$133,748	$(124,520)	$40,494
Year Ended December 31, 2006	$28,102	$119,856	$(116,692)	$31,266

(2)	Allowance for Sales Returns and Allowance for Other Incentives. The allowance for sales returns and the allowance for incentives consists of our estimates of potential future product returns related to product revenue, and specific provisions for distributor, reseller, and retailer sales incentives that are reductions in the revenue to be realized, respectively. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. These estimates affect our net revenue line item on our statements of income and affect our net accounts receivable and other accrued liabilities line items on our consolidated balance sheets. These estimates affect all of our operating geographies. At December 31, 2008, $28.7 million is netted with accounts receivable and $32.5 million is in other accrued liabilities on our consolidated balance sheet.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-K

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2	Certificate of Ownership and Merger between Registrant and Network Associates, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Third Amended and Restated Bylaws of the Registrant	8-K	001-31216	3.1	February 6, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and the Registrant	S-3	333-46049	10.13	February 11, 1998
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant	S-3	333-46049	10.14	February 11, 1998
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC	S-3	333-46049	10.15	February 11, 1998
10.4	Form of lease executed November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California	S-3	333-46049	10.16	February 11, 1998
10.5	First Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.28	November 13, 2001
10.6	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.29	November 13, 2001
10.7	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.30	November 13, 2001

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-K

10.8	Subordination, Non-disturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant	10-Q	000-20558	10.31	November 13, 2001
10.9*	Form of Indemnification Agreement between the Registrant and its Executive Officers	10-K	001-31216	10.34	March 9, 2004
10.10*	Network Associates, Inc. Tax Deferred Savings Plan	S-8	333-110257	4.1	November 5, 2003
10.11	Umbrella Credit Facility of Registrant dated April 15, 2004	10-Q	001-31216	10.36	May 10, 2004
10.12*	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.37	May 10, 2004
10.13*	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.43	August 9, 2004
10.14*	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004	8-K	001-31216	10.1	December 14, 2004
10.15*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005	8-K	001-31216	10.3	May 26, 2005
10.16*	Letter Agreement Amendment to Employment Agreement between the Registrant and Eric F. Brown dated January 31, 2006	10-K	001-31216	10.36	March 1, 2006
10.17*	Letter agreement, dated February 23, 2007 between David DeWalt and the Registrant	8-K	001-31216	10.37	March 8, 2007
10.18*	Letter Agreement, dated February 5, 2008 between David DeWalt and the Registrant, amending the Letter Agreement, dated February 23, 2007 between David DeWalt and the Registrant					X
10.19	Share Purchase Agreement, dated October 8, 2007 among the Registrant, McAfee European Holdings Limited and SafeBoot Holding B.V., among other parties	10-K	001-31216	10.32	February 27, 2008
10.20*	Letter agreement, dated April 30, 2008 between Albert “Rocky” Pimentel and the Registrant	8-K	001-31216	10.1	April 30, 2008
10.21*	Letter agreement, dated August 17, 2007 between Mark Cochran and the Registrant	10-Q	001-31216	10.1	May 12, 2008
10.22*	Letter agreement, dated September 14, 2007 between Michael DeCesare and the Registrant	10-Q	001-31216	10.2	May 12, 2008

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-K

10.23*	Letter agreement, dated February 15, 2007 between Keith Krzeminski and the Registrant					X
10.24*	Employment Agreement, dated October 1, 2004 between Christopher Bolin and the Registrant					X
10.25*	First Amendment to Employment Agreement between Christopher Bolin and the Registrant, dated May 21, 2005					X
10.26*	Amendment of Stock Options, dated February 11, 2008 between Christopher Bolin and the Registrant	10-Q	001-31216	10.3	May 12, 2008
10.27*	Foundstone, Inc. 2000 Stock Plan, as amended	10-Q	001-31216	10.6	May 12, 2008
10.28*	2002 Employee Stock Purchase Plan, as amended	10-Q	001-31216	10.7	May 12, 2008
10.29*	SafeBoot Stock Option Plan 2006, as amended	S-8	333-150918	4.1	May 14, 2008
10.30*	1997 Stock Incentive Plan, as amended	10-Q	001-31216	10.2	August 7, 2008
10.31*	Form of Performance Stock Unit Issuance Agreement	10-Q	001-31216	10.8	May 12, 2008
10.32*	Form of Stock Option Award Agreement					X
10.33*	Executive Bonus Plan	10-Q	001-31216	10.3	August 7, 2008
10.34	Agreement and Plan of Merger, dated September 21, 2008 among the Registrant, Seabiscuit Acquisition Corporation and Secure Computing Corporation	8-K	001-31216	10.1	September 22, 2008
10.35*	Amended and Restated 1993 Stock Option Plan for Outside Directors, as amended	10-Q	001-31216	10.2	November 7, 2008
10.36*	Secure Computing Corporation 2002 Stock Incentive Plan	S-8	333-155583	4.1	November 21, 2008
10.37*	Secure Computing Corporation (formerly CipherTrust, Inc.) 2000 Stock Option Plan	S-8	333-155583	4.2	November 21, 2008
10.38*	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan	S-8	333-155583	4.3	November 21, 2008
10.39*	Form of Change of Control and Retention Agreement (Tier 2 Executives)	8-K	001-31216	10.1	December 18, 2008
10.40*	Change of Control and Retention Plan (Tier 3 Executives)	8-K	001-31216	10.2	December 18, 2008
10.41*	Change of Control and Retention Agreement, dated January 26, 2009, between David DeWalt and the Registrant	8-K	001-31216	10.1	January 30, 2009

Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-K

10.42	Credit Agreement dated December 22, 2008 among the Registrant, McAfee Ireland Holdings Limited, the subsidiaries of the Registrant party thereto as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	001-31216	10.1	December 29, 2008
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.