Form 10-Q
period 2009-03-31
McAfee, Inc.
filed 2009-05-07
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(408) 988-3832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2009, 155,372,744 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands,
	except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$585,797	$483,302
Short-term marketable securities	166,676	27,449
Accounts receivable	240,411	322,986
Prepaid expenses	245,416	221,900
Deferred income taxes	287,085	310,870
Other current assets	48,617	38,281

Total current assets	1,574,002	1,404,788
Long-term marketable securities	49,007	82,974
Property and equipment, net	112,356	114,435
Deferred income taxes	319,767	303,937
Intangible assets, net	285,909	315,803
Goodwill	1,165,315	1,169,616
Other assets	66,920	66,328

Total assets	$3,573,276	$3,457,881

LIABILITIES
Current liabilities:
Accounts payable	$52,958	$41,529
Accrued income taxes	10,329	20,675
Accrued compensation	82,860	82,648
Other accrued liabilities	179,827	194,680
Deferred revenue	978,736	989,096
Bank term loan	100,000	—

Total current liabilities	1,404,710	1,328,628
Deferred revenue, less current portion	290,616	304,014
Accrued taxes and other long-term liabilities	59,201	72,751

Total liabilities	1,754,527	1,705,393

Commitments and contingencies (Notes 8, 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2009 and 2008	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 183,151,610 shares at March 31, 2009 and 181,133,439 shares at December 31, 2008
Outstanding: 154,975,786 shares at March 31, 2009 and 153,534,594 shares at December 31, 2008	1,832	1,812
Treasury stock, at cost: 28,175,824 shares at March 31, 2009 and 27,598,845 shares at December 31, 2008	(836,365)	(819,861)
Additional paid-in capital	2,089,526	2,053,245
Accumulated other comprehensive loss	(25,984)	(18,992)
Retained earnings	589,740	536,284

Total stockholders’ equity	1,818,749	1,752,488

Total liabilities and stockholders’ equity	$3,573,276	$3,457,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008
	(In thousands,
	except per share data)
	(Unaudited)

Net revenue:
Service and support	$227,947	$188,218
Subscription	182,398	160,974
Product	37,364	20,449

Total net revenue	447,709	369,641
Cost of net revenue:
Service and support	24,084	14,844
Subscription	48,644	46,590
Product	20,934	14,942
Amortization of purchased technology	19,394	13,560

Total cost of net revenue	113,056	89,936
Operating costs:
Research and development	78,904	58,625
Sales and marketing	148,764	121,108
General and administrative	40,160	41,314
Amortization of intangibles	9,995	5,340
Restructuring charges	5,060	71

Total operating costs	282,883	226,458

Income from operations	51,770	53,247
Interest and other income, net	2,811	13,035
Impairment of marketable securities	(710)	—
Gain on sale of investments, net	166	2,462

Income before provision for income taxes	54,037	68,744
Provision for income taxes	581	38,575

Net income	$53,456	$30,169

Other comprehensive income:
Unrealized loss on marketable securities, net	$(274)	$(937)
Foreign currency translation (loss) gain	(6,718)	18,535

Comprehensive income	$46,464	$47,767

Net income per share — basic	$0.35	$0.19

Net income per share — diluted	$0.34	$0.18

Shares used in per share calculation — basic	153,721	160,992

Shares used in per share calculation — diluted	156,169	164,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$53,456	$30,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,909	28,489
Impairment of marketable securities	710	—
Deferred income taxes	4,113	34,587
Restructuring charge (benefit)	3,912	(281)
Decrease in fair value of options accounted for as liabilities	—	(5,483)
Stock-based compensation expense	24,035	11,657
Excess tax benefits from stock-based awards	(4,241)	(9,520)
Other non-cash items	969	(3,247)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	74,018	45,321
Prepaid expenses and other assets	5,865	(10,823)
Accounts payable	10,583	(7,741)
Accrued taxes and other liabilities	(80,287)	(32,860)
Deferred revenue	10,934	(8,894)

Net cash provided by operating activities	145,976	71,374

Cash flows from investing activities:
Purchase of marketable securities	(133,932)	(178,052)
Proceeds from sales of marketable securities	10,147	114,451
Proceeds from maturities of marketable securities	17,292	151,464
Increase in restricted cash	—	(12)
Purchase of property and equipment	(11,029)	(10,493)
Acquisitions, net of cash acquired	(2,455)	(55,041)

Net cash (used in) provided by investing activities	(119,977)	22,317

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	7,757	53,677
Excess tax benefits from stock-based awards	4,241	9,520
Repurchase of common stock	(16,504)	(127,175)
Bank borrowings	100,000	—

Net cash provided by (used in) financing activities	95,494	(63,978)
Effect of exchange rate fluctuations on cash	(18,998)	30,441

Net increase in cash and cash equivalents	102,495	60,154
Cash and cash equivalents at beginning of period	483,302	394,158

Cash and cash equivalents at end of period	$585,797	$454,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and March 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, net of related taxes, reported as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the likely reason for the unrealized loss, period of time the fair value was below amortized cost, changes in underlying collateral, changes in ratings, market trends and conditions, and our intent and ability to hold until we recover such losses. Any “other-than-temporary decline” in value is reported in earnings and a new cost basis for the marketable security is established. In the three months ended March 31, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. We had no other-than-temporary impairment of marketable securities in the three months ended March 31, 2008.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our condensed consolidated balance sheets and were $14.5 million as of March 31, 2009 and $10.2 million as of December 31, 2008.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, and the direct cost of materials that are associated with product and subscription revenues deferred over a service period, including arrangements that are deferred due to lack of the vendor-specific objective evidence (“VSOE”) of fair value on an undelivered element, are included in the prepaid expenses line item and other assets line item on our condensed consolidated balance sheets. We generally recognize such deferred costs as revenue is recognized. At March 31, 2009, our deferred costs were $213.5 million compared to $184.6 million at December 31, 2008.

Reclassifications

During the three months ended March 31, 2009, we reclassified sales order operation department expenses previously reported in general and administrative expenses to sales and marketing expenses. This reclassification improves the transparency of the cost of our sales process and does not affect our total operating costs, income from operations or net income. The following table sets forth, for all periods presented, the reclassification to conform to our current period presentation and the stock compensation expense included in the reclassification (in thousands):

				Three Months
	Twelve Months Ended			Ended
	December 31,			March 31,
	2006	2007	2008	2008

Sales and marketing	$8,838	$9,416	$11,002	$2,751
General and administrative	$(8,838)	$(9,416)	$(11,002)	$(2,751)
Stock compensation	$353	$249	$507	$149

In the condensed consolidated statement of cash flows for the three months ended March 31, 2008, we have reclassified $61.9 million within investing activities to properly reflect partial pay downs received on asset-backed investments, calls and redemptions as “proceeds from maturities of marketable securities” rather than “proceeds from sales of marketable securities”.

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

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Using Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)(1)	(Level 2)(2)	(Level 3)(3)

Available-for-sale securities:
United States Government notes and bonds(4)	$71,046	$68,464	$2,582	$—
Corporate notes and bonds(4)	110,802	—	110,802	—
Asset-backed securities(4)	22,589	—	22,589	—
Mortgage-backed securities(4)	11,246	—	11,246	—
Cash and cash equivalents(5)	54,886	33,492	21,394	—

Total available-for-sale securities	270,569	101,956	168,613	—
Foreign exchange derivatives(6)	(2,358)	(2,358)	—	—

Total	$268,211	$99,598	$168,613	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors with data inputs which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term marketable securities on our condensed consolidated balance sheets.

(5)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in other current assets and other accrued liabilities on our condensed consolidated balance sheets.

In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually). FSP 157-2 was effective for us beginning January 1, 2009 and did not have an impact on our consolidated financial position, results of operations or cash flows in the three months ended March 31, 2009. We expect FSP 157-2 to have an impact on us going forward.

In April 2009, the FASB issued three related Staff Positions: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), which will be effective for interim and annual periods ending after June 15, 2009, and (iii) SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP 107-1 and APB 28-1”), which will be effective for interim periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 when there has been a significant decline in market activity and volume and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for interim periods. We are currently evaluating the impact that these Staff Positions will have on our consolidated financial position, results of operations or cash flows when adopted in the three months ended June 30, 2009.

Recent Accounting Pronouncements

Instruments Granted in Share-Based Payment Transactions

In June 2008, the FASB issued EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-06-1”). EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are “participating securities” and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. EITF 03-06-1 was effective for us beginning January 1, 2009 and did not have an impact on our consolidated results of operations as our stock-based awards are not eligible to receive dividends.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value under FASB Statement No. 141, “Business Combinations”. FSP 142-3 was effective for us beginning January 1, 2009 and did not have an impact on our consolidated financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to expand disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope of accounting. SFAS 161 was effective for us beginning January 1, 2009. As a result, we have included additional disclosures for our derivative financial instruments in Note 5.

Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for us beginning January 1, 2009. The adoption of SFAS 160 did not have an impact on our consolidated financial position, results of operations or cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re- measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance (see Note 4). SFAS 141(R) was effective for us beginning January 1, 2009. SFAS 141(R) impacts our condensed consolidated financial statements, but the nature and magnitude of the specific effects depends upon the nature, terms and size of acquisitions we consummate. At March 31, 2009, $20.2 million of the $88.6 million liability for unrecognized tax benefits relate to tax positions of acquired entities taken prior to our acquisition. Liabilities settled for lesser or greater amounts will affect the income tax expense in the period of adjustment.

Revision to Contingencies under 141(R)

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after January 1, 2009. We expect FSP 141(R)-1 will have an impact on our condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies from future acquisitions.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Amortization of fair value of options	$6,292	$5,577
Restricted stock awards and units	10,274	5,825
Restricted stock units with performance-based vesting	5,948	255
Employee Stock Purchase Plan	1,521	—
Benefit related to cash settlement of options	—	(382)
Tender offer	—	601

Total stock-based compensation expense	$24,035	$11,876

Amortization of fair value of options.  We recognize the fair value of options issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. These charges include stock-based compensation expense for options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and stock-based compensation expense for options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The PSUs can have performance-based vesting components that vest only if performance criteria are met for each respective performance period (“performance component”). Additionally, the PSUs can have service-based vesting components that have accelerated vesting provisions if performance criteria are met for each respective performance period (“service component”). The PSUs issued to employees have either performance components or service components or both.

If the performance criteria are not met for a performance period, then the related performance components that would have vested are forfeited and the related service components do not accelerate. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria.

For certain performance components, we do not communicate the performance criteria to the employees. For these awards, the accounting grant date does not occur until it is known whether the performance criteria are met, and such achievement or non-achievement is communicated to the employees. These awards are marked-to-market at the end of each reporting period through the accounting grant date, and recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.

For performance components for which the performance criteria have been communicated to the employees, the accounting grant date is deemed to have occurred. Fair value has been measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.

For the service components, each tranche is accounted for as a separate award and the accounting grant date is deemed to have occurred. Fair value is measured on the grant date, and is recognized over the expected vesting period for each tranche. The expected vesting period for each tranche is based off the service-based vesting period

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the accelerated vesting period if the performance period has been set and we determine it is probable that the performance criteria will be met.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of ESPP grants. The estimated fair value of ESPP grants is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the ESPP grants estimated to be issued.

Benefit related to cash settlement of options.  Certain options held by terminated employees expired during the blackout period, the period between July 2006 and December 21, 2007, as they could not be exercised during the 90-day period subsequent to termination. As of December 31, 2007, we recorded a liability of $5.7 million based on the intrinsic value of these options using our December 31, 2007 closing stock price. We paid $5.2 million in January 2008 to settle these options based on the average closing price of our common stock subsequent to December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. For 2008, we recognized a benefit of $0.4 million for the difference between the December 31, 2007 liability and the amount paid in 2008. All of these options were cash settled by March 31, 2008.

Tender offer.  In January 2008, after we became current with our reporting obligations under the Securities Exchange Act of 1934, as amended, we filed a Tender Offer Statement with the SEC. The tender offer extended an offer by us to holders of certain outstanding options to amend the exercise price on certain of their outstanding options. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on the revised measurement dates that were identified during the investigation of our historical option grant practices. As part of this tender offer, we became obliged to pay a cash bonus of $1.7 million, of which $0.4 million was paid to Canadian employees in the three months ended March 31, 2008, and $1.3 million was paid to U.S. employees in the three months ended March 31, 2009, to reimburse optionees who elected to participate in the tender offer for any increase in the exercise price of their options resulting from the amendment. The impact of the cash bonus, as recorded during the three months ended March 31, 2008, resulted in stock-based compensation expense of $0.6 million and a decrease to additional paid-in capital of $1.1 million. We will not recognize any further expense related to the tender offer.

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Cost of net revenue — service and support	$611	$202
Cost of net revenue — subscription	220	98
Cost of net revenue — product	340	144

Stock-based compensation expense included in cost of net revenue	1,171	444
Research and development	6,850	3,621
Sales and marketing	9,763	3,896
General and administrative	6,251	3,915

Stock-based compensation expense included in operating costs	22,864	11,432

Total stock-based compensation expense	24,035	11,876
Deferred tax benefit	(7,080)	(3,207)

Total stock-based compensation expense, net of tax	$16,955	$8,669

We had no stock — based compensation costs capitalized as part of the cost of an asset.

At March 31, 2009, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $162.6 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.4 years. This amount does not reflect stock-

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of March 31, 2009.

4.	Business Combinations

2009 Acquisition

In January 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”), an intrusion prevention and detection company, for $2.5 million. The Endeavor purchase agreement provides for an earn-out payment totaling $1.0 million contingent upon the achievement of certain Endeavor financial targets during the two-year period subsequent to the close of the acquisition. The fair value of the earn-out of $0.7 million at acquisition has been accrued, for a total purchase price of $3.2 million. We recorded $1.4 million of goodwill, which is not deductible for tax purposes. The results of operations for Endeavor have been included in our results of operations since the date of acquisition.

The purchase agreement also provides for a total of $2.0 million in bonus payments to certain employees contingent upon their continued employment for three years post-acquisition.

2008 Acquisitions

In 2008, we acquired 100% of the outstanding shares of ScanAlert, Inc. (“ScanAlert”) for $54.9 million, 100% of the outstanding shares of Reconnex Corporation (“Reconnex”) for $46.6 million and 100% of the outstanding shares of Secure Computing Corporation (“Secure Computing”) for $490.1 million. The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We are continuing to assess uncertain tax positions as well as continuing to assess measurement of certain deferred tax assets and liabilities of Secure Computing. In the three months ended March 31, 2009, we had no significant purchase price adjustments.

Pro forma results of operations have not been presented for ScanAlert because the effect of this acquisition was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Secure Computing and Reconnex as if the acquisitions had occurred at the beginning of 2008 (in thousands, except per share data):

Three Months Ended
March 31, 2008

Pro forma net revenue	$421,809

Pro forma net loss	$(10,429)

Pro forma net loss per share — basic	$(0.06)

Pro forma net loss per share — diluted	$(0.06)

Shares used in per share calculation — basic	160,992

Shares used in per share calculation — diluted	160,992

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure Computing’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure Computing in 2008, the effects of the in-process

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development charge for Secure Computing that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure Computing in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of three months ended March 31, 2008, nor are they indicative of future operations of the combined companies.

5.	Derivatives

Forward Exchange Contracts

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with certain nonfunctional monetary assets and liabilities such as accounts receivable and accounts payable denominated in the Euro, British Pound, and Canadian Dollar. The forward contracts typically range from one to three months in original maturity. We recognize derivatives, which are included in other current assets and other accrued liabilities on the condensed consolidated balance sheet, at fair value. Both the remeasurement of the asset and liability and the change in value of the derivative are recognized in interest and other income on our condensed consolidated statements of income and comprehensive income. On the condensed consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income.

Forward contracts outstanding are presented below (in thousands):

	March 31, 2009			December 31, 2008
	Notional U.S.			Notional U.S.
	Dollar	Asset Fair	Liability	Dollar	Asset Fair	Liability
	Equivalent	Value	Fair Value	Equivalent	Value	Fair Value

Euro	$33,275	$27	$(555)	$31,944	$56	$(757)
British Pound	8,346	56	(1,820)	8,503	26	(1,659)
Canadian Dollar	2,856	—	(66)	2,954	—	(55)

	$44,477	$83	$(2,441)	$43,401	$82	$(2,471)

In the three months ended March 31, 2009 and 2008, we recorded a $1.6 realized loss and a $0.5 million realized gain, respectively, on derivatives. These amounts are recognized in interest and other income on our condensed consolidated statements of income and comprehensive income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	March 31,
	2008	Acquired	Adjustments	Exchange	2009

North America	$807,040	$1,448	$(19)	$(251)	$808,218
EMEA	253,748	—	(8)	(5,720)	248,020
Japan	35,607	—	(1)	—	35,606
Asia-Pacific (excluding Japan)	52,414	—	(1)	—	52,413
Latin America	20,807	—	—	251	21,058

Total	$1,169,616	$1,448	$(29)	$(5,720)	$1,165,315

The goodwill acquired during the three months ended March 31, 2009 is due to the acquisition of Endeavor. The adjustments to goodwill are a result of purchase accounting adjustments for the Secure Computing acquisition.

The components of intangible assets are as follows (in thousands):

	March 31, 2009				December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.1 years	$385,129	$(193,868)	$191,261	$385,915	$(176,072)	$209,843
Trademarks and patents	5.1 years	42,186	(35,905)	6,281	42,282	(35,639)	6,643
Customer base and other intangibles	5.5 years	180,832	(92,465)	88,367	182,282	(82,965)	99,317

		$608,147	$(322,238)	$285,909	$610,479	$(294,676)	$315,803

The aggregate amortization expenses for the intangible assets listed above totaled $29.4 million and $18.9 million in the three months ended March 31, 2009 and 2008, respectively.

Expected future intangible asset amortization expense as of March 31, 2009 is as follows (in thousands):

Fiscal years:
Remainder of 2009	$81,867
2010	93,402
2011	68,866
2012	31,559
2013	6,222
Thereafter	3,993

$285,909

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring Charges

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2009 (the “2009 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) realigned our sales and marketing workforce and (ii) disposed of excess facilities.

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot Holdings B.V. (“SafeBoot”) and Secure Computing acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

During 2006 (the “2006 Restructuring”), we took the following measures: (i) reduced our workforce and (ii) continued our efforts to consolidate and dispose of excess facilities. The remaining $0.1 million of lease termination costs and severance and other benefits will be paid in 2009.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures: (i) reduced our workforce, (ii) consolidated and disposed of excess facilities, (iii) moved our European headquarters to Ireland and vacated a leased facility in Amsterdam, (iv) consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas, (v) relocated employees from the Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities and (vi) sold our Sniffer and Magic product lines in 2004. During the three months ended March 31, 2009, we recorded a $0.2 million decrease to the liability primarily related to changes in previous estimates of sublease income for the Santa Clara lease. We have a $2.5 million accrual balance related to the 2004 and 2003 Restructurings, which will be paid through 2013.

Restructuring charges in the three months ended March 31, 2008 totaled $0.1 million, consisting of $2.5 million related to 2008 restructuring charges partially offset by a $2.4 million revision related primarily to previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003, net of accretion.

Restructuring in the three months ended March 31, 2009 totaled $5.1 million, consisting of $2.9 million related to the 2009 Restructuring and a $2.2 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing.

2009 Restructuring

Activity and liability balances related to our 2009 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	190	2,666	2,856
Cash payments	(57)	(1,203)	(1,260)
Effects of foreign currency exchange	—	45	45

Balance, March 31, 2009	$133	$1,508	$1,641

Of the total 2009 restructuring charge, $1.5 million and $1.4 million was recorded in EMEA and North America, respectively. Lease termination costs and severance and other benefits are expected to be paid through 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Restructuring

Activity and liability balances related to our 2008 restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Cash payments	—	(5,419)	(5,419)
Adjustment to liability	—	(25)	(25)
Effects of foreign currency exchange	—	(2)	(2)
Accretion	29	—	29

Balance, December 31, 2008	6,171	1,175	7,346
Restructuring accrual	—	65	65
Cash payments	(833)	(557)	(1,390)
Adjustment to liability	598	2,273	2,871
Effects of foreign currency exchange	4	(7)	(3)
Accretion	77	—	77

Balance, March 31, 2009	$6,017	$2,949	$8,966

Of the total 2009 restructuring charge for severance, $0.2 million, and $2.1 million was recorded in EMEA and North America, respectively. In 2008, the $6.1 million accrual for lease termination costs was recorded on the opening balance sheet for Secure Computing for costs associated with permanently vacated facilities. In the three months ended March 31, 2009, we recorded a $0.6 million purchase price adjustment for additional lease related costs associated with permanently vacated facilities. The 2009 accretion relates to these lease termination costs. Lease termination costs will be paid through 2015 and severance and other benefits will be paid in 2009.

8.	Credit Facilities

On December 22, 2008, we entered into a credit agreement with a group of financial institutions (“the Credit Facility”). The Credit Facility provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders at the lenders’ discretion.

In January 2009, we borrowed $100.0 million against the term loan in the Credit Facility. The principal together with any accrued interest on the term loan is due on December 22, 2009.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of March 31, 2009 and December 31, 2008.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Numerator — basic and diluted net income	$53,456	$30,169

Denominator — basic
Basic weighted-average common stock outstanding	153,721	160,992

Denominator — diluted
Basic weighted-average common stock outstanding	153,721	160,992
Effect of dilutive securities:
Options, RSUs, RSAs, PSUs and ESPP grants(1)	2,448	3,875

Diluted weighted-average shares	156,169	164,867

Net income per share — basic	$0.35	$0.19

Net income per share — diluted	$0.34	$0.18

(1)	In the three months ended March 31, 2009 and 2008, 6.6 million and 4.6 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million and 1.2 million PSUs for the three months ended March 31, 2009 and 2008, respectively, because they are contingently issuable shares.

10.	Income Taxes

Our consolidated provision for income taxes for the three months ended March 31, 2009 and 2008 was $0.6 million and $38.6 million, respectively, reflecting an effective tax rate of 1% and 56%, respectively. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions, as well as tax benefits recognized in the first quarter as a result of statute expirations in various jurisdictions. The effective tax rate for the three months ended March 31, 2008 differs from the statutory rate primarily as a result of certain acquisition integration activities, which resulted in an increase of 22 percentage points to our effective tax rate. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed the tax expense in the fourth quarter of 2008.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of March 31, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $6.5 million to $9.6 million as audits close and statutes expire.

The U.S. Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We cannot reasonably determine if this examination will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the first quarter of 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the first quarter of 2009, resulting in a tax benefit of approximately $9.1 million.

11.	Business Segment Information

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Historically, the measure of segment income from operations included the allocation of cost of revenues, research and development and certain sales and marketing expenses. We revised the segment information for the three months ended March 31, 2008 to conform to the 2009 presentation for comparative purposes. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net revenue by region:
North America	$254,442	$189,750
EMEA	120,619	122,248
Japan	35,509	27,019
Asia-Pacific, excluding Japan	20,603	18,036
Latin America	16,536	12,588

Net revenue	$447,709	$369,641

Income from operations by region:
North America	$189,234	$143,794
EMEA	92,862	90,702
Japan	27,271	18,835
Asia-Pacific, excluding Japan	13,590	11,753
Latin America	12,457	8,764
Corporate and other	(283,644)	(220,601)

Income from operations	$51,770	$53,247

Corporate and other includes research and development expenses, cost of revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation, amortization of purchased technology and other intangibles and restructuring (benefit) charges. These expenses are not attributable to any specific geographic region and are not included in the segment measure of income from operations reviewed by our chief operating decision maker. The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

12.	Litigation

Settled Cases

In July 2006, the United States District Court for the Northern District of California consolidated several purported stockholder derivative suits as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). In September 2006, three identical lawsuits that had been filed in the Superior Court of the State of California, County of Santa Clara, were consolidated in that court (the “State Action”). The Consolidated Action and State Action asserted that we improperly backdated stock option grants for a period ending in May 2006. In December 2007, we reached a tentative settlement with the plaintiffs in both Actions. The Court preliminarily approved the settlement in October 2008 and granted final approval in February 2009. We paid $13.8 million in the three months ended March 31, 2009 for this previously accrued settlement.

In the three months ended March 31, 2009, we recorded a benefit of $6.5 million related to reimbursements from insurance for legal fees we incurred related to cost of defense incurred in connection with our stock option

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigation that commenced in May 2006. This benefit is reflected in the general and administrative line on our condensed consolidated statement of income.

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

In December 2008, Information Protection and Authentication of Texas, LLC, (“IPAT”) filed a complaint in the Eastern District of Texas against us, alleging infringement of two IPAT patents. Although the patents relate to firewall technology, no specific McAfee products have been identified in the suit and no specific infringement allegations have yet been made. In January 2009, IPAT filed suit against many PC manufacturers in the Southern District of Florida alleging infringement of the same two patents.

In January 2007, a former executive filed an arbitration demand with the American Arbitration Association in Dallas, Texas, seeking the arbitration of claims associated with his employment; we have filed counterclaims. The arbitration hearing took place in March 2009 and we expect a final award by the arbitrator on or before June 30, 2009. Until the final award has been issued our liability, if any, cannot be reasonably estimated and, therefore, no provision has been recorded in our financial statements.

In June 2006, Finjan Software, Ltd. filed a complaint in the United States District Court for the District of Delaware against Secure Computing, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing wilfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. We acquired Secure Computing in November 2008 and intend to vigorously challenge the verdict and Finjan’s pending motions for an injunction and enhanced damages.

In July 2001, certain investment bank underwriters and McAfee, along with certain of our officers and directors were named in a putative class action for alleged violation of federal securities laws. (United States District Court for the Southern District of New York, In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ.7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies, coordinated for pretrial as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The McAfee complaint alleges improper underwriting activities not disclosed in registration statements for McAfee.com’s IPO, and seeks unspecified damages. The parties have reached a global settlement, subject to court approval. Insurers will pay the full McAfee settlement share. Neither the Company nor its officer and director defendants will bear any financial liability. McAfee, its officers and directors were dismissed from the case through a tolling agreement, and such agreement is pending court approval. If the litigation continues, we believe we have meritorious defenses and plan to vigorously defend.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Warranty Accrual and Guarantees

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of March 31, 2009 and December 31, 2008 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2008	$489
Additional accruals	4,236
Costs incurred during the period	(3,615)

Balance, December 31, 2008	1,110
Additional accruals	780
Costs incurred during the period	(799)

Balance, March 31, 2009	$1,091

The following is a summary of certain guarantee and indemnification agreements as of March 31, 2009:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	Under the terms of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. To date, we have paid no amounts under the representations and warranties indemnifications and we have not recorded any accruals related to these agreements. We believe the estimated fair value of these indemnification clauses is minimal.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe we will prevail in these insurance coverage disputes.

•	Under the terms of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $64.3 million. To date, we have paid no amounts under the representations and warranties indemnifications. We have not recorded any accruals related to this agreement. We believe the estimated fair value of these indemnification clauses is minimal.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, continuation of our stock repurchase program, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Report on Form 10-Q and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include, but are not limited to: “McAfee,” “VirusScan,” “Total Protection,” “SafeBoot,” and “ScanAlert.” Any other non-McAfee related products, registered and/or unregistered trademarks contained herein are only by reference and are the sole property of their respective owners.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Overview and Executive Summary

We are the leading dedicated security technology company that secures systems and networks from known and unknown threats around the world. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, enforce policy and continuously track and improve their security and compliance. We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management (identify and prioritize assets; determine acceptable risk; protect against threats; enforce and measure compliance). We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks, blocking immediate threats while proactively providing protection from future threats.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from three sources:

(i) service and support revenue, which includes support and maintenance, training, consulting revenue; (ii) subscription revenue, which consists of revenue from customers who purchase licenses for products for the term of the subscription; and (iii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and hardware product sales. In the three months ended March 31, 2009, service and support revenue accounted for 51%, subscription revenue accounted for 41% and product revenue accounted for 8% of total net revenue, respectively.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Three of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income and net income.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended March 31, 2009 grew by $78.1 million, or 21%, to $447.7 million from $369.6 million in the three months ended March 31, 2008. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2008 acquisitions contributed $47.1 million in the three months ended March 31, 2009. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $14.8 million in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Operating Income.  The $1.5 million decrease in operating income in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to the following factors: (i) amortization expense increased by $10.5 million as a result of purchased technology and intangibles acquired in recent acquisitions, (ii) restructuring charges increased by $5.0 million due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce and (iii) an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition. These decreases were offset largely by the overall growth of our company, including increased revenue and, to a lesser extent, increased operating costs.

Net Income.  The $23.3 million increase in net income in the three months ended March 31, 2009 compared to three months ended March 31, 2008 was primarily attributable to a decrease in our effective tax rate discussed more fully in “Provision for Income Taxes” below, offset by a $10.9 million decrease in interest income attributable to lower yields and lower cash and marketable securities balances.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In the fourth quarter of 2008, we acquired Secure Computing for $490.1 million. With the Secure Computing acquisition, we plan to deliver the industry’s most complete network security solution to organizations of all sizes. We expect that the acquisition of Secure Computing will have a dilutive impact in the remainder of 2009, primarily due to the amortization of intangibles.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $59.6 million, or 28%, to $276.0 million during the three months ended March 31, 2009 from $216.4 million in the three months ended March 31, 2008. The year-over-year increase in revenue was due to a $17.6 million increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition and a $43.7 million increase in revenue from our network offerings, which includes new revenue integrated from our Secure Computing acquisition. These increases were offset in part by a $1.7 million decrease in revenue from our vulnerability and risk management offerings.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $18.5 million, or 12%, to $171.7 million in the three months ended March 31, 2009 from $153.2 million in the three months ended March 31, 2008. The increase in revenue from our consumer market in the three months ended March 31, 2009 was primarily attributable to our strengthening relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

Deferred Revenue.  Our deferred revenue balance at March 31, 2009 decreased 2% to $1,269.4 million, compared to $1,293.1 million at December 31, 2008. The decrease was attributable to the strengthening of the U.S. Dollar compared to both the Euro and the Japanese Yen during the three months ended March 31, 2009, which negatively impacted our deferred revenue balance at March 31, 2009. On a local currency basis, our deferred revenue continued to increase as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up front payments for maintenance and subscriptions but we recognize revenue over the service or subscription term. Approximately 75 to 85% of our total net revenue during 2008 and the first quarter of 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Macro Economic Conditions.  While we have recently experienced strong growth in revenue, economic conditions and financial markets have become increasingly negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, fluctuating energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed in the fourth quarter of 2007, remained slow for 2008 and the first quarter of 2009 and is expected to slow further or to recede in 2009 in the U.S. and abroad. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In the first quarter of 2009, we experienced delays in closing certain transactions that we anticipated would close during the quarter. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

Foreign Exchange Fluctuations.  We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency rates may have a potentially greater impact on our revenue and operating results. The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. The U.S. Dollar has recently depreciated against the Japanese Yen. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted. During the three months ended March 31, 2009, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and weakened against the Yen compared to the three months ended March 31, 2008. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our financial statements and this has resulted in a decrease in the revenue and expense amounts in certain foreign countries in our statements of income for the three months ended March 31, 2009 as compared to the same prior-year period.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$227,947	$188,218	$39,729	21%
Subscription	182,398	160,974	21,424	13
Product	37,364	20,449	16,915	83

Total net revenue	$447,709	$369,641	$78,068	21%

Net revenue by geography:
North America	$254,442	$189,750	$64,692	34%
EMEA	120,619	122,248	(1,629)	(1)
Japan	35,509	27,019	8,490	31
Asia-Pacific, excluding Japan	20,603	18,036	2,567	14
Latin America	16,536	12,588	3,948	31

Total net revenue	$447,709	$369,641	$78,068	21%

Net service and support revenue:
Support and maintenance	$206,862	$175,941	$30,921	18%
Consulting, training and other services	21,085	12,277	8,808	72

Total service and support revenue	$227,947	$188,218	$39,729	21%

Net product revenue:
Licenses	$13,382	$9,634	$3,748	39%
Hardware	18,980	8,771	10,209	116
Retail and other	5,002	2,044	2,958	145

Total product revenue	$37,364	$20,449	$16,915	83%

Our net revenue in a specific period is an aggregation of thousands of transactions ranging from high-volume, low-dollar transactions to high-dollar, multiple-element transactions that are individually negotiated. The impact of pricing and volume changes on revenue is complex as substantially all of our transactions contain multiple elements, primarily software licenses and post-contract support (“PCS”). Additionally, approximately 75 to 85% of our revenue in a specific period is derived from prior-period transactions for which revenue has been deferred and is being amortized into income over the period of the arrangement. Therefore, the impact of pricing and volume changes on revenue in a specific period results from transactions in multiple prior periods.

The increase in net revenue during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflected (i) a $59.6 million, or 28%, increase in our corporate business and (ii) an $18.5 million, or 12%, increase in our consumer business.

Net revenue from our corporate business increased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a $43.7 million increase in revenues from our network protection offerings, which includes revenue from products integrated from our Secure Computing acquisition, and a $17.6 million increase in revenues from our end point solutions, which includes revenue from data encryption products integrated from our SafeBoot acquisition. These increases were partially offset by a $1.7 million decrease in our vulnerability and risk management offerings. During the three months ended March 31, 2009 compared to the three months ended March 31, 2008, we experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach, bundling multiple products and services into suite offerings, which positively impacted deferred revenue and will impact our revenue in future periods.

Net revenue from our consumer market increased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to (i) online subscriber growth due partly to an increase in our customer base, (ii) increased online renewal subscriptions from both a larger customer base and (iii) increased up-sell to higher level suites with higher price points. We continued to strengthen our relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 43% and 49% of net revenue in the three months ended March 31, 2009 and 2008, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue.

The increase in total net revenue in North America during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to (i) a $55.4 million increase in corporate revenue due to increased revenue from our network security offerings, which includes new revenue from products integrated from our Secure Computing acquisition and our end point solutions and (ii) a $9.3 million increase in our consumer revenue. We also experienced an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.

The decrease in net revenue in EMEA during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable to the negative impact of the U.S. Dollar strengthening against the Euro, which resulted in an approximate $19.0 million impact to EMEA net revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Excluding the negative impact from the strengthening U.S. Dollar against the Euro, we continued to experience revenue growth in EMEA from both our corporate and consumer offerings.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Net revenue from Japan was also positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $4.4 million contribution to Japan net revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Service and Support Revenue

The increase in service and support revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and to an increase in sales of support renewals to existing and new customers. In addition, we have expanded our support offerings to include premium-level services. Revenue from consulting increased due to more consultants providing integration and implementation services.

Although we expect our service and support revenue to continue to increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and our ability to expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected.

Subscription Revenue

The increase in subscription revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses, (iii) increases in royalties from sales by our strategic channel partners and (iv) increases in subscriptions from our Secure Computing acquisition. Subscription revenue continues to be positively impacted by McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

Product Revenue

The increase in product revenue for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was attributable to (i) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization and (ii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$24,084	$14,844	$9,240	62%
Subscription	48,644	46,590	2,054	4
Product	20,934	14,942	5,992	40
Amortization of purchased technology	19,394	13,560	5,834	43

Total cost of net revenue	$113,056	$89,936	$23,120	26%

Components of Gross margin:
Service and support	$203,863	$173,374
Subscription	133,754	114,384
Product	16,430	5,507
Amortization of purchased technology	(19,394)	(13,560)

Total gross margin	$334,653	$279,705

Total gross margin percentage	75%	76%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees, as well as expenses related to professional service subcontractors, customer and technical support, training and consulting services. The cost of service and support revenue increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increased professional services costs related to consulting services and increased costs related to customer and technical support. The cost of service and support revenue as a percentage of service and support revenue for the three months ended March 31, 2009 increased compared to the same period in 2008 due primarily to the addition of Secure Computing customer support, training and consulting personnel, mitigated in part by increased service contracts and support renewals.

We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our consulting services, which provide end users with product design, user training, and deployment support and the expected impact related to the acquisition of Secure Computing.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increase in subscription costs for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to an increase in the volume of online subscription arrangements and revenue-share arrangements and royalties paid to our online strategic partners. The cost of subscription revenue as a percentage of subscription revenue decreased slightly for the three months ended March 31, 2009 compared to the same period in 2008 due to lower costs per transaction from sales originating with our strategic partners.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to expected increased demand for our subscription-based products with associated royalty and revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for the three months ended March 31, 2009 increased compared to the three months ended March 31, 2008 due primarily to additional product-related transactions related to the acquisition of Secure Computing. Cost of product revenue for the three months ended March 31, 2009 decreased as a percentage of product revenue compared to the same period in 2008, due primarily to increased margins on corporate revenue resulting from a shift in product mix to higher-margin network protection solutions from lower-margin hardware transactions.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was driven by the acquisitions of Secure Computing in November 2008, Reconnex in August 2008, and ScanAlert in January 2008. Amortization for the purchased technology related to these acquisitions was $7.8 million in the three months ended March 31, 2009.

We expect amortization of purchased technology to increase in absolute dollars as a result of our 2008 acquisitions when comparing 2009 to 2008.

Gross Margin

Our gross margins decreased slightly for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due mostly to increased cost of service and support revenue as a percentage of service and support revenue and increased amortization of purchased technology related to acquisitions made during 2008.

Gross margins may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing and royalty arrangements, material and labor costs, warranty costs and amortization of purchased technology.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include options, RSUs, RSAs, PSUs and ESPP grants.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Stock-based compensation expense	$24,035	$11,876	$12,159	102%

The $12.2 million increase in stock-based compensation expense during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to (i) a $5.7 million increase in expense relating to increased grants of PSUs, of which a significant portion were granted in February 2008, (ii) a $4.4 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing and (iii) a $1.5 million increase in expense relating to reinstating our ESPP in June 2008. See Note 3 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended
	March 31		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Research and development(1)	$78,904	$58,625	$20,279	35%
Percentage of net revenue	18%	16%

(1)	Includes stock-based compensation expense of $6,850 and $3,621 in the three months ended March 31, 2009 and 2008, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended March 31, 2009 was primarily attributable to (i) a $12.5 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily from our Secure Computing acquisition and salary increases in April 2008, (ii) a $3.2 million increase in stock-based compensation expense and (iii) increases in various other expenses associated with research and development activities, offset by a $4.4 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Sales and marketing(1)	$148,764	$121,108	$27,656	23%
Percentage of net revenue	33%	33%

(1)	Includes stock-based compensation expense of $9,763 and $3,896 in the three months ended March 31, 2009 and 2008, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and promotions. The increase in sales and marketing expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflected (i) a $19.8 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily from our Secure Computing acquisition, salary increases in April 2008 and increased commissions, (ii) a $13.7 million increase related to agreements with certain PC OEM partners, (iii) a $5.9 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with sales and marketing activities, offset by (i) a $9.3 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and (ii) a $5.5 million decrease in marketing and promotion expenses.

We anticipate that sales and marketing expenses will increase in absolute dollars primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

General and administrative(1)	$40,160	$41,314	$(1,154)	(3)%
Percentage of net revenue	9%	11%

(1)	Includes stock-based compensation expense of $6,251 and $3,915 in the three months ended March 31, 2009 and 2008, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflected a (i) $12.2 million decrease in legal expense primarily due to a $6.5 million reimbursement from an insurance carrier for legal fees incurred related to cost of defense incurred in connection with our stock option investigation that commenced in May 2006 and (ii) a $3.3 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, offset by (i) a $5.5 million benefit recognized in the three months ended March 31, 2008 related to the change in fair value of certain stock options subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (ii) a $4.6 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in headcount primarily from our Secure Computing acquisition and salary increases in April 2008 and (iii) increases in expense due to various other expenses associated with general and administrative activities.

We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2009.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Amortization of intangibles	$9,995	$5,340	$4,655	87%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increase in amortization of intangibles was attributable to our 2008 and 2009 acquisitions, in which we acquired approximately $68.8 million of intangible assets related to the Secure Computing, ScanAlert, Reconnex, and Endeavor acquisitions.

We expect amortization of intangibles to increase in absolute dollars during the remainder of 2009 when compared to 2008 as a result of our 2008 acquisitions.

Restructuring Charges

Restructuring charges in the three months ended March 31, 2009 totaled $5.1 million, of which $2.7 million related to the realignment of our sales and marketing workforce and $2.2 million related to additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing. Restructuring charges in the three months ended March 31, 2008 totaled $0.1 million, of which $2.5 million was related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force, offset by a $2.4 million benefit related primarily to previous estimates of base rent and sublease income for the Santa Clara lease which was restructured in 2003 and 2004. See Note 7 to our condensed consolidated financial statements for a description of restructuring activities.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Interest and other income	$2,811	$13,035	$(10,224)	(78)%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses and net forward contract gains and losses. The decrease in interest income was primarily due to (i) a decrease in our average cash, cash equivalents and marketable securities of approximately $596.9 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and (ii) a lower average rate of annualized return on our investments, from approximately 4% in the three months ended March 31, 2008 to less than 2% in the three months ended March 31, 2009.

We recorded net foreign currency transaction gains of $1.3 million during the three months ended March 31, 2009 in our condensed consolidated statements of income and comprehensive income compared to a loss of $0.9 million during the three months ended March 31, 2008.

We anticipate that interest and other income will decrease during 2009 as a result of lower cash balances in 2009 due to acquisitions and our stock repurchases during 2008, the declining interest rate environment and our shifting a large percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments which have lower yields.

Impairment of Marketable Securities

During the three months ended March 31, 2009, we recorded impairments on certain of our marketable securities of $0.7 million. These securities have previously been impaired, have fair values significantly below par and had further declines in fair value in the three months ended March 31, 2009. We had no other-than-temporary impairments of marketable securities during the three months ended March 31, 2008. Current economic conditions have had widespread negative effects on the markets for debt securities in 2008 and 2009. Factors which we use to assess whether an other-than-temporary decline has occurred include, but are not limited to, the likely reason for the unrealized loss, period of time the fair value was below amortized cost, changes in underlying collateral, changes in ratings, market trends and conditions, and our intent and ability to hold until we recover such losses.

Gain on Sale of Investment, Net

During the three months ended March 31, 2009 and 2008, we recognized net gains on the sale of marketable securities of $0.2 million and $2.5 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with higher yields, for liquidity purposes, or into investments that are considered more conservative, thus resulting in gains and losses on sale.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended
	March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in thousands)

Provision for income taxes	$581	$38,575	$(37,994)	(98)%
Effective tax rate	1%	56%

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

The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions; as well as tax benefits recognized in the first quarter as a result of statute expirations in various jurisdictions. The decrease in the effective tax rate for the three months ended March 31, 2009 as compared to the prior period is primarily due to the tax impact of a shift in jurisdictional earnings and the negative tax consequences associated with certain acquisition integration activities in the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008 differs from the statutory rate primarily due to the negative tax consequences associated with certain acquisition integration activities.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of March 31, 2009.

The U.S. Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We cannot reasonably determine if this examination will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. A tax benefit of approximately $2.2 million is reflected in the first quarter of 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the first quarter of 2009, resulting in a tax benefit of approximately $9.1 million.

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

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$145,976	$71,374
Net cash (used in) provided by investing activities	(119,977)	22,317
Net cash provided by (used in) financing activities	95,494	(63,978)

Overview

At March 31, 2009, our cash, cash equivalents and marketable securities totaled $801.5 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $752.5 million, and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses and purchases of marketable securities.

During the three months ended March 31, 2009, we had proceeds of $100.0 million from the draw down under an unsecured term loan, net income of $53.5 million and $7.8 million from proceeds from the issuance of common stock under our stock option and stock purchase plans. We used $16.5 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares, $11.0 million for purchases of property and equipment and $2.5 million for the acquisition of Endeavor.

During the three months ended March 31, 2008, we had net income of $30.2 million and we received $53.7 million from proceeds from the issuance of common stock under our stock option and stock purchase plans. We paid $49.0 million, net of cash acquired, to purchase ScanAlert, Inc. and we paid $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. In addition, we used $127.2 million for repurchases of our common stock, including commissions, and $10.5 million for purchases of property and equipment. Of the $127.2 million used for stock repurchases, $113.5 million was used for share repurchases in the open market and $13.7 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

We classify our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. We expect to continue our investing activities, including holding investment securities of a short-term and long-term nature. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments

On December 22, 2008, we entered into a credit agreement by and among us, certain of our subsidiaries as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer (“Credit Facility”). The Credit Facility provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders at the lenders’ discretion. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009.

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

Our management plans to use our cash and cash equivalents for future operations and potential acquisitions. We may in the future repurchase our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations, along with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2009 was primarily the result of cash collections on accounts receivable and our net income of $53.5 million. Net cash provided by operating activities in the three months ended March 31, 2008 was primarily the result of our net income of $30.2 million and changes in working capital, including cash collections on accounts receivable. For the three months ended March 31, 2009, our primary working capital source was decreased accounts receivable primarily due to significant cash collections in the first quarter of the year due to a higher accounts receivable balance at December 31, 2008. Working capital uses of cash included decreased accrued taxes and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions.

For the three months ended March 31, 2008, our primary working capital source was decreased accounts receivable, primarily due to decreased invoicing as compared to cash collections in the first quarter of the year. Our primary working capital use of cash was decreased accrued taxes and other liabilities primarily due to payment of certain amounts accrued at December 31, 2007 related to equity awards classified as liability awards as a result of modifications and decreases in income taxes payable.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2009 and December 31, 2008, approximately $402.4 million and $364.5 million, respectively, were held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 12 to the condensed consolidated financial statements.

Investing Activities

Net cash used in investing activities was $120.0 million during the three months ended March 31, 2009 as compared to net cash provided by investing activities of $22.3 million during the three months ended March 31, 2008.

During the three months ended March 31, 2009, the primary uses of cash in investing activities included $106.5 million of net purchases of marketable securities, purchases of property and equipment and the acquisition of Endeavor.

Our cash used for acquisitions decreased to $2.5 million for the three months ended March 31, 2009 compared to $55.0 million for the three months ended March 31, 2008. During January 2009, we paid $2.5 million, net of cash acquired, to purchase Endeavor. During January 2008, we paid $49.0 million, net of cash acquired, to purchase ScanAlert and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot.

Our cash used for purchases of property and equipment increased to $11.0 million for the three months ended March 31, 2009 compared to $10.5 million for the three months ended March 31, 2008. The property and equipment purchased during the three months ended March 31, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices. The property and equipment purchased during the three months ended March 31, 2008 was primarily for purchases of computers, equipment and software. We expect to continue to have capital expenditures at levels consistent with the prior year.

Financing Activities

Net cash provided by financing activities was $95.5 million during the three months ended March 31, 2009 compared to net cash used in financing activities of $64.0 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, primary sources of cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility and proceeds from the issuance of common stock under our stock option and stock purchase plans. During the three months ended March 31, 2009, we received proceeds of $7.8 million compared to $53.7 million during the three months ended March 31, 2008 from issuance of stock under such plans. During the three months ended March 31, 2009 and 2008, we used $16.5 million and $13.7 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

We had no repurchases of our common stock in the open market during the three months ended March 31, 2009. We used $113.5 million for repurchases of our common stock in the open market during the three months ended March 31, 2008. Pursuant to a stock repurchase program that has been authorized by our board of directors, we may repurchase up to an additional $250.3 million of our common stock in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors.

While we expect to continue to receive proceeds from our stock option and stock purchase plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards grants to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Credit Facilities

In December 2008, we entered into a Credit Facility that provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders.

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

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2% to 2.5%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month intervals in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. In December 2008, we paid $2.0 million of debt issuance costs related to the Credit Facility. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio. The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the credit agreement) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the credit agreement) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the credit agreement). At March 31, 2009 and December 31, 2008, we had $3.0 million of restricted cash deposited at one of our lenders. This amount will be reduced to $1.5 million when the term loan is repaid in full. The deposit will be restricted until we have repaid the outstanding balance on the term loan and on the expiration of the revolving credit facility.

We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009. No balances were outstanding under the Credit Facility as of December 31, 2008. At March 31, 2009 and December 31, 2008, we were in compliance with all covenants in the Credit Facility.

In addition, we have a 14.0 million Euro credit facility with a bank, (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of March 31, 2009 or December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2009, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC. During 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the U.S. government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, in the three months ended March 31, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. We had no impairment of marketable securities in the three months ended March 31, 2008. We had a net unrealized gain of $0.1 million on marketable securities at March 31, 2009, compared with a net unrealized gain of $0.6 million at December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Controls Over Financial Reporting

We have had no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 12 to our condensed consolidated financial statements included in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

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

National and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed or receded in the fourth quarter of 2008 and the first quarter of 2009. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” of our annual report on Form 10-K for the fiscal year ended December 31, 2008. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM and Google. Large vendors of hardware or operating system software increasingly incorporate system and network protection functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. For example, Cisco recently announced an agreement with Trend Micro to embed internet security software on Cisco’s Linksys wireless routers. Some of our competitors have longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

Consumer business competition.  More than 35% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox and Comcast, and PC OEMs, such as Acer, Dell, Sony Computer and Toshiba. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue and market share growth. As our consumer business becomes increasingly more dependent upon the partner model, our retail businesses may continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

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

Failure to protect against security breaches.  Because of the complexity of our products, we have in the past found errors in versions of our products that were not detected before first introduced, or in new versions or enhancements, and we may find such errors in the future. Because of the complexity of the environments in which our products operate, our products may have errors or defects that customers identify after deployment. Failures, errors or defects in our products could result in security breaches or compliance violations for our customers, disruption or damage to their networks or other negative consequences and could result in negative publicity, damage to our reputation, declining sales, increased expenses and customer relation issues. Such failures could also result in product liability damage claims against us by our customers, even though our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Furthermore, the correction of defects could divert the attention of engineering personnel from our product development efforts. A major security breach at one of our customers that is attributable to or not preventable by our products could be very damaging to our business. Any actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products and our stock price.

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

Accounting charges.  Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in the three months ended March 31, 2009 compared to 49% in the three months ended March 31, 2008. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Other legal risks include international labor laws and our relationship with our employees and regional work councils; compliance with more stringent consumer protection and privacy laws; unexpected changes in regulatory requirements; and compliance with our code of conduct and other internal policies. Our principal tax risks are potentially adverse tax consequences due to foreign value-added taxes, restrictions on the repatriation of earnings and changes in tax laws.

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. We recorded net foreign currency transaction gains of $1.3 million during the three months ended March 31, 2009 in our condensed consolidated statements of income and comprehensive income versus a loss of $0.9 million during the three months ended March 31, 2008 We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 35% and 37% of our net revenue in the three months ended March 31, 2009 and March 31, 2008, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $4.8 million as of March 31, 2009. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

Limited protection of our intellectual property rights against potential infringers.  We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our technology. However, the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology into their products. Competitors may hire our former employees who may misappropriate our proprietary technology. We are aware that a number of users of our security products have not paid license, technical support, or subscription fees to us. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.

Frequency, expense and risks of intellectual property litigation in the network and system security market.  Litigation may be necessary to enforce and protect our trade secrets, patents and other intellectual property rights. Similarly, we may be required to defend against claimed infringement by others.

The security technology industry has increasingly been subject to patent and other intellectual property rights litigation, particularly from special purpose entities that seek to monetize their intellectual property rights by asserting claims against others. We expect this trend to continue and that in the future as we become a larger and more profitable company, we can expect this trend to accelerate and that we will be required to defend against this type of litigation. The litigation process is subject to inherent uncertainties, so we may not prevail in litigation matters regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe (licenses may not be available on reasonable commercial terms or at all), and subject us to significant liabilities.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 12 to the condensed consolidated financial statements for additional information with respect to currently pending legal matters.

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

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, expenses related to our acquisition and disposition activities, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings,, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, and changes in generally accepted accounting principles, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) and changes in tax laws.

Material weaknesses in our internal control and financial reporting environment may impact the accuracy, completeness and timeliness of our external financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. We are presently under examination in many jurisdictions, including notably the U.S., California, and Germany. An adverse outcome in one or more of these ongoing examinations, or in any future examinations that may occur, could have a significant negative impact on our cash position and net income. Although we have established reserves for these examination contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws and regulations (including various current proposals related to U.S. taxation of non-U.S. income) and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or recorded goodwill.

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

Other personnel related issues that we may encounter include:

Competition for personnel; need for competitive pay packages.  Competition for qualified individuals in our industry is intense and we must provide competitive compensation packages, including equity awards. Increases in shares available for issuance under our equity incentive plans require stockholder approval, and there may be times, as we have seen in the past, where we may not obtain the necessary approval. Current adverse economic conditions could adversely affect our ability to attract and retain qualified individuals. If we are unable to attract and retain qualified individuals, our ability to compete in the markets for our products could be adversely affected, which would have a negative impact on our business and financial results.

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

During 2008, we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. During the three months ended March 31, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.

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

Shortly after we announced an internal investigation of our historical stock option granting practices in May 2006, both the SEC and the United States Department of Justice (“DOJ”) commenced investigations of our stock option practices. We have historically been engaged in discussions with and have provided information to the SEC regarding certain of our prior period consolidated financial statements. The resolution of the SEC inquiry into our historical stock option granting practices could require us to file additional restatements of our prior consolidated financial statements or require that we take other actions not presently contemplated.

As part of the remedial actions we have taken in connection with the investigation and restatement of our consolidated financial statements, we terminated certain employees, including former executive officers. We are involved in litigation and other legal proceedings in connection with one such termination. Any future legal proceedings could require additional management time and additional expense, and may require us to make settlement or other related payments in the future. See Note 12 to our condensed consolidated financial statements for more details about ongoing legal proceedings.

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

During 2008 and through April 30, 2009, our stock price was highly volatile, ranging from a high of $40.97 to a low of $24.72. On April 30, 2009, our stock’s closing price was $37.54. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Delaware law and other provisions of our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2010 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws. In addition, we have a classified board of directors; however, our board of directors will be declassified over the three year period ending with our annual meeting of stockholders in 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. During the three months ended on March 31, 2009, we repurchased approximately 0.6 million shares of our common stock for approximately $16.5 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended March 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under Our
	Shares	Price Paid	Announced Plan or	Stock Repurchase
Period	Purchased	Per Share	Repurchase Program	Program
	(in thousands, except price per share)

January 1, 2009 through January 31, 2009	763	$30.60	—	$250,290
February 1, 2009 through February 28, 2009	213,726	30.13	—	250,290
March 1, 2009 through March 31, 2009	349,430	28.73	—	250,290

Total	563,919	$29.27	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

McAfee Inc.

/s/ Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

May 7, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	This 10-Q

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	1997 Stock Incentive Plan, as amended	DEF 14A	001-31216	Appendix E	March 25, 2009
10.2	Amended and Restated 1993 Stock Plan for Outside Directors	DEF 14A	001-31216	Appendix F	March 25, 2009
10.3	2002 Employee Stock Purchase Plan, as amended					X
31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X