Form 10-Q
period 2009-06-30
McAfee, Inc.
filed 2009-08-07
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(408) 988-3832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2009, 157,199,850 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$646,686	$483,302
Short-term marketable securities	216,362	27,449
Accounts receivable	265,986	322,986
Prepaid expenses	243,139	221,900
Deferred income taxes	284,084	310,870
Other current assets	51,739	38,281

Total current assets	1,707,996	1,404,788
Long-term marketable securities	23,031	82,974
Property and equipment, net	121,165	114,435
Deferred income taxes	327,490	303,937
Intangible assets, net	277,423	315,803
Goodwill	1,187,441	1,169,616
Other assets	66,373	66,328

Total assets	$3,710,919	$3,457,881

LIABILITIES
Current liabilities:
Accounts payable	$68,520	$41,529
Accrued income taxes	15,677	20,675
Accrued compensation	89,325	82,648
Other accrued liabilities	129,215	194,680
Deferred revenue	1,001,208	989,096
Bank term loan	100,000	—

Total current liabilities	1,403,945	1,328,628
Deferred revenue, less current portion	306,365	304,014
Accrued taxes and other long-term liabilities	62,360	72,751

Total liabilities	1,772,670	1,705,393

Commitments and contingencies (Notes 8, 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2009 and 2008	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 185,258,559 shares at June 30, 2009 and 181,133,439 shares at December 31, 2008
Outstanding: 156,985,049 shares at June 30, 2009 and 153,534,594 shares at December 31, 2008	1,853	1,812
Treasury stock, at cost: 28,273,510 shares at June 30, 2009 and 27,598,845 shares at December 31, 2008	(839,609)	(819,861)
Additional paid-in capital	2,166,326	2,053,245
Accumulated other comprehensive loss	(11,173)	(18,992)
Retained earnings	620,852	536,284

Total stockholders’ equity	1,938,249	1,752,488

Total liabilities and stockholders’ equity	$3,710,919	$3,457,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Net revenue:
Service and support	$234,832	$199,754	$462,779	$387,972
Subscription	190,275	164,243	372,673	325,217
Product	43,579	32,761	80,943	53,210

Total net revenue	468,686	396,758	916,395	766,399
Cost of net revenue:
Service and support	26,985	15,585	51,069	30,429
Subscription	48,690	46,375	97,334	92,965
Product	21,108	14,416	42,042	29,358
Amortization of purchased technology	18,439	13,357	37,833	26,917

Total cost of net revenue	115,222	89,733	228,278	179,669
Operating costs:
Research and development	79,255	61,998	158,159	120,623
Sales and marketing	160,824	131,690	309,588	252,798
General and administrative	43,251	55,518	83,411	96,832
Amortization of intangibles	10,113	5,636	20,108	10,976
Restructuring charges (benefits)	4,145	(2,214)	9,205	(2,143)

Total operating costs	297,588	252,628	580,471	479,086

Income from operations	55,876	54,397	107,646	107,644
Interest and other income (expense), net	(857)	10,252	1,954	23,287
Impairment of marketable securities	—	(2,570)	(710)	(2,570)
Gain on sale of investments, net	60	2,788	226	5,250

Income before provision for income taxes	55,079	64,867	109,116	133,611
Provision for income taxes	26,426	17,041	27,007	55,616

Net income	$28,653	$47,826	$82,109	$77,995

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$2,036	$(3,573)	$1,762	$(4,510)
Foreign currency translation gain (loss)	15,234	(5,655)	8,516	12,880

Comprehensive income	$45,923	$38,598	$92,387	$86,365

Net income per share — basic	$0.18	$0.30	$0.53	$0.49

Net income per share — diluted	$0.18	$0.30	$0.52	$0.48

Shares used in per share calculation — basic	155,763	158,770	154,748	159,882

Shares used in per share calculation — diluted	158,336	161,553	157,306	163,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$82,109	$77,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,083	57,212
Impairment of marketable securities	710	2,570
Deferred income taxes	11,590	18,580
Restructuring charge (benefit)	1,589	(2,776)
Decrease in fair value of options accounted for as liabilities	—	(5,483)
Non-cash stock-based compensation expense	49,057	31,333
Excess tax benefits from stock-based awards	(8,444)	(12,464)
Other non-cash items	2,594	(5,983)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	55,237	37,860
Prepaid expenses and other assets	(65,868)	(31,207)
Accounts payable	18,262	(10,036)
Accrued taxes and other liabilities	(48,053)	(7,518)
Deferred revenue	17,541	919

Net cash provided by operating activities	199,407	151,002

Cash flows from investing activities:
Purchase of marketable securities	(186,710)	(231,322)
Proceeds from sales of marketable securities	14,831	343,390
Proceeds from maturities of marketable securities	44,778	280,174
Purchase of property and equipment	(23,479)	(21,001)
Acquisitions, net of cash acquired	(33,697)	(55,041)
Other investing activities	165	(2)

Net cash (used in) provided by investing activities	(184,112)	316,198

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	54,302	87,044
Excess tax benefits from stock-based awards	8,444	12,464
Repurchase of common stock	(19,748)	(382,896)
Bank borrowings	100,000	—

Net cash provided by (used in) financing activities	142,998	(283,388)
Effect of exchange rate fluctuations on cash	5,091	24,656

Net increase in cash and cash equivalents	163,384	208,468
Cash and cash equivalents at beginning of period	483,302	394,158

Cash and cash equivalents at end of period	$646,686	$602,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and June 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, including the noncredit component of other-than-temporary impairments, reported net of tax as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), which was effective for us beginning April 1, 2009. FSP 115-2 and 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. For debt securities in an unrealized loss position, FSP 115-2 and FSP 124-2 requires us to assess whether (i) we have the intent to sell the debt security, or (ii) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized in earnings equal to the entire difference between its fair value and amortized cost basis.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For debt securities in an unrealized loss position where neither of the criteria in the paragraph above are present, the difference between the security’s then-current carrying amount and its estimated fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings. The noncredit component is recognized in accumulated other comprehensive income (loss). The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss component is the residual amount of the other-than-temporary impairment. Previously, in all cases, if an impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the consolidated balance sheet date of the reporting period for which the assessment was made.

When calculating the present value of expected cash flows to determine the credit loss component of the other-than-temporary impairment, we estimate the amount and timing of projected cash flows on a security-by-security basis. These calculations reflect our expectations of the performance of the underlying collateral and the ability of the issuer to meet payment obligations as applicable. The expected cash flows are discounted using the effective interest rate of the security as of the date it was acquired. The amortized cost basis of a debt security is adjusted for any credit loss component of the impairment recorded to earnings. The difference between the cash flows expected to be collected and the new cost basis is accreted to investment income over the remaining expected life of the security.

FSP 115-2 and 124-2 required us to separate other-than-temporary impairments recognized in earnings through April 1, 2009, between the credit loss and the noncredit components, and record a cumulative effect adjustment to retained earnings for the noncredit component. We recorded a net after tax increase to retained earnings and a corresponding decrease to accumulated other comprehensive income of $2.5 million, net of $1.6 million in tax benefits, to reclassify the component of other-than-temporary impairments recorded in earnings in previous periods on securities in our portfolio at March 31, 2009 that are related to factors other than credit losses and would not have been recognized in earnings had the new guidance been effective for those periods. This reclassification related to 13 asset-back and collateralized mortgage obligation (“CMO”) securities. Periods prior to April 1, 2009, have not been restated for this new accounting policy and therefore, current period and prior period financial statements may not be comparable.

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our condensed consolidated balance sheets and were $17.8 million as of June 30, 2009 and $10.2 million as of December 31, 2008, net of write-offs for inventory expected to be excess or obsolete.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, and the direct cost of materials that are associated with product and subscription revenues deferred over a service period, including arrangements that are deferred due to lack of the vendor-specific objective evidence (“VSOE”) of fair value on an undelivered element, are included in the prepaid expenses line item and other assets line item on our condensed consolidated balance sheets. We recognize such deferred costs ratably as revenue is recognized. At June 30, 2009, our deferred costs were $207.8 million compared to $184.6 million at December 31, 2008.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

In the condensed consolidated statement of income and comprehensive income for the three and six months ended June 30, 2008, we reclassified sales order operation department expenses to conform with our current period presentation. Expenses of $2.8 million and $5.6 million for the three and six months ended June 30, 2008, respectively, including $0.1 million and $0.3 million, respectively, of stock-based compensation expense previously reported in general and administrative expenses are now included in sales and marketing expenses. This reclassification improves the transparency of the cost of our sales process and does not affect our total operating costs, income from operations or net income for the three and six months ended June 30, 2008.

In the condensed consolidated statement of cash flows for the six months ended June 30, 2008, we have reclassified $35.0 million within investing activities to properly reflect partial pay downs received on asset-backed investments, calls and redemptions as “proceeds from maturities of marketable securities” rather than “proceeds from sales of marketable securities”.

Fair Value Measurements

In April 2009, the FASB issued two related Staff Positions: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), and (ii) Statement of Financial Accounting Standards (“SFAS”) No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which were effective for us beginning April 1, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) when there has been a significant decline in market activity and volume and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows in the three and six months ended June 30, 2009. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for interim periods and did not impact our consolidated financial position, results of operations or cash flows in the three and six months ended June 30, 2009. Carrying amounts of our financial instruments including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The carrying amount of our bank term loan approximates fair value as the interest rate is consistent with current rates on similar debt. The fair values of our investments in marketable securities and derivatives are disclosed in Note 5.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our fair value hierarchy for our marketable debt securities, foreign currency contracts and contingent purchase consideration liabilities as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	June 30,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)(1)	(Level 2)(2)	Inputs (Level 3)(3)

Assets:
United States treasury and agency securities(4)	$84,087	$81,488	$2,599	$—
Certificates of deposit and time deposits(4)	16,974	—	16,974	—
Corporate debt securities(4)	116,677	—	116,677	—
Mortgage-backed securities(4)	10,374	—	10,374	—
Asset-backed securities(4)	11,281	—	11,281	—
Cash and cash equivalents(5)	172,826	6,999	165,827	—
Foreign exchange derivative assets(6)	277	277	—	—

Total assets measured at fair value	$412,496	$88,764	$323,732	$—

Liabilities:
Foreign exchange derivative liabilities(7)	$621	$621	$—	$—
Contingent purchase consideration liabilities(8)	9,236	—	—	9,236

Total liabilities measured at fair value	$9,857	$621	$—	$9,236

(1)	Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to fair value measurements when prices are not derived from observable market data.

(4)	Included in short-term or long-term marketable securities on our condensed consolidated balance sheets.

(5)	Includes certificates of deposit, corporate debt securities, commercial paper and United States agency securities. Balance is included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in other current assets on our condensed consolidated balance sheets.

(7)	Included in other accrued liabilities on our condensed consolidated balance sheets.

(8)	Included primarily in accrued taxes and other liabilities on our condensed consolidated balance sheets. See Note 4 for further discussion.

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign currency contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are selected based on the similarity of the underlying collateral for asset-backed and CMO securities, and similarity of the issuer, including credit ratings, for corporate debt securities. Adjustments to the transaction prices for similar securities are observable inputs and there are no significant unobservable inputs reflected in the fair value measurements of these securities.

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually). FSP 157-2 was effective for us beginning January 1, 2009.

Recent Accounting Pronouncements

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 establishes that we must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. SFAS 165 also requires us to disclose the date through which we have evaluated subsequent events. SFAS 165 was effective for us beginning April 1, 2009 and did not have an impact on our consolidated financial position, results of operations or cash flows.

Instruments Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are “participating securities” and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 was effective for us beginning January 1, 2009.

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

Business Combinations

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects; and in April 2009 the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes also include the treatment of acquisition related

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance (see Note 4). FSP 141(R)-1 amended the provisions in SFAS 141(R) for the recognition measurement and disclosures of asset and liabilities arising from contingencies in business combinations, and carries forward most of the provisions in SFAS 141 for acquired contingencies. SFAS 141(R) and FSP 141(R)-1 were effective for us beginning January 1, 2009.

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

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Amortization of fair value of options	$6,303	$5,800	$12,595	$11,377
Restricted stock awards and units	9,741	6,482	20,015	12,307
Restricted stock units with performance-based vesting	6,584	6,894	12,532	7,149
Employee Stock Purchase Plan	2,394	500	3,915	500
Cash settlement of certain options	6,058	—	6,058	(382)
Tender offer	—	—	—	601

Total stock-based compensation expense	$31,080	$19,676	$55,115	$31,552

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

Restricted stock awards and units.  We recognize the fair value of RSAs and RSUs issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSAs and RSUs.

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

For the service components, each tranche is accounted for as a separate award and the accounting grant date is the date the grant was communicated to the employees. Fair value is measured on the grant date, and is recognized over the expected vesting period for each tranche. The expected vesting period for each tranche is based on the service-based vesting period or the accelerated vesting period if the performance period has been set and we determine it is probable that the performance criteria will be met.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of ESPP grants. The estimated fair value of ESPP grants is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the ESPP grants estimated to be issued.

Cash settlement of certain options.  We paid $6.1 million in June 2009 related to certain expired stock options.

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of net revenue — service and support	$907	$526	$1,518	$728
Cost of net revenue — subscription	334	219	554	317
Cost of net revenue — product	396	281	736	425

Stock-based compensation expense included in cost of net revenue	1,637	1,026	2,808	1,470
Research and development	6,355	4,445	13,205	8,066
Sales and marketing	16,432	9,218	26,195	13,114
General and administrative	6,656	4,987	12,907	8,902

Stock-based compensation expense included in operating costs	29,443	18,650	52,307	30,082

Total stock-based compensation expense	31,080	19,676	55,115	31,552
Deferred tax benefit	(7,544)	(5,737)	(14,624)	(8,944)

Total stock-based compensation expense, net of tax	$23,536	$13,939	$40,491	$22,608

We had no stock-based compensation costs capitalized as part of the cost of an asset.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2009, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $142.9 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.2 years. This amount does not reflect stock-based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of June 30, 2009.

4.	Business Combinations

2009 Acquisitions

On June 1, 2009, we acquired 100% of the outstanding shares of Solidcore Systems, Inc. (“Solidcore”), a provider of whitelisting technology that controls and protects the applications installed on a computer, for $32.1 million. The Solidcore purchase agreement provides for earn-out payments totaling up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets during the three-year period subsequent to the close of the acquisition. The fair value of the earn-out of $8.4 million has been accrued, for a total purchase price of $40.5 million.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $18.3 million of goodwill, which is not expected to be deductible for tax purposes. Goodwill resulted primarily from our expectation that we will now be able to provide our customers with an end-to-end compliance solution that includes dynamic whitelisting and application trust technology, antivirus, antispyware, host intrusion prevention, policy auditing and firewall technologies. We intend to incorporate Solidcore’s technologies into our vulnerability and risk management business, integrating it with our McAfee ePolicy Orchestrator in 2009.

The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized are related to certain tax elections as well as the measurement of certain deferred tax assets and liabilities. Our preliminary purchase price allocation for Solidcore is as follows (in thousands):

Technology	$14,100
Other intangibles	2,700
Goodwill	18,344
Deferred taxes, net	7,469
Cash	892
Other assets	1,400

Total assets acquired	44,905

Accrued liabilities and other liabilities	1,935
Deferred revenue	2,435

Total liabilities assumed	4,370

Net assets acquired	$40,535

The results of operations for Solidcore have been included in our results of operations since the date of acquisition. The financial impact of these results is not material to our condensed consolidated statements of income and comprehensive income.

The contingent consideration arrangement requires payments to former owners and certain former employees. Payments up to $14.0 million will be due and payable if certain criteria in relation to amounts billed to customers for

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Solidcore products are met during the three-year period subsequent to the close of the acquisition and if certain criteria in relation to product development and integration are met within eighteen months of the acquisition. The fair value of the contingent consideration arrangement of $8.4 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted customer billing amounts. The expected outcomes were recorded at net present value using discount rates reflective of the risk associated with achievement. Subsequent changes in the fair value of the liability will be recorded in earnings.

In January 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”), an intrusion prevention and detection company, for $2.5 million. The Endeavor purchase agreement provides for an earn-out payment totaling $1.0 million contingent upon the achievement of certain Endeavor financial targets during the two-year period subsequent to the close of the acquisition. The fair value of the earn-out of $0.7 million at acquisition was accrued, for a total purchase price of $3.2 million. As of June 30, 2009 the range of outcomes and the assumptions used to develop the estimates had not changed, and the amount recognized in the financial statements increased by $0.1 million. We recorded $1.4 million of goodwill, which is not deductible for tax purposes. The results of operations for Endeavor have been included in our results of operations since the date of acquisition. The financial impact of these results is not material to our condensed consolidated statements of income and comprehensive income.

Pro forma results of operations have not been presented for Endeavor because the effect of this acquisition was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore, and excludes the 2008 acquisitions discussed below, as if the acquisition had occurred at the beginning of each respective six-month period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Pro forma net revenue	$469,894	$398,377	$918,054	$768,690

Pro forma net income	$27,518	$43,212	$77,107	$68,915

Pro forma basic net income per share	$0.18	$0.27	$0.50	$0.43

Pro forma diluted net income per share	$0.17	$0.27	$0.49	$0.42

Shares used in per share calculation — basic	155,763	158,770	154,748	159,882

Shares used in per share calculation — diluted	158,336	161,553	157,306	163,367

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2008 and 2009 nor are they indicative of future operations of the combined companies.

2008 Acquisitions

In 2008, we acquired ScanAlert, Inc. (“ScanAlert”) for $54.9 million, Reconnex Corporation (“Reconnex”) for $46.6 million and Secure Computing Corporation (“Secure Computing”) for $490.1 million. The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were developed utilizing recognized valuation techniques. We are continuing to assess uncertain tax positions as well as continuing

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to assess measurement of certain deferred tax assets and liabilities of Secure Computing. In the six months ended June 30, 2009, we had purchase price adjustments totaling $3.7 million, primarily adjustments to preliminary deferred tax balances for Secure Computing.

Pro forma results of operations have not been presented for ScanAlert because the effect of this acquisition was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Secure Computing and Reconnex as if the acquisitions had occurred at the beginning of 2008 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Pro forma net revenue	$451,882	$873,691

Pro forma net income	$21,086	$10,657

Pro forma basic net income per share	$0.13	$0.07

Pro forma diluted net income per share	$0.13	$0.07

Shares used in per share calculation — basic	158,770	159,882

Shares used in per share calculation — diluted	161,553	163,367

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure Computing’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure Computing in 2008, the effects of the in-process research and development charge for Secure Computing that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure Computing in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2008, nor are they indicative of future operations of the combined companies.

5.	Financial Instruments

Marketable Securities and Cash and Cash Equivalents

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	June 30, 2009
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses(1)	Fair Value

United States treasury and agency securities	$83,832	$665	$(410)	$84,087
Certificates of deposit and time deposits	16,974	—	—	16,974
Corporate debt securities	116,169	525	(17)	116,677
Mortgage-backed securities	11,700	191	(1,517)	10,374
Asset-backed securities	11,273	1,901	(1,893)	11,281

	$239,948	$3,282	$(3,837)	$239,393

(1)	Reflects the reclassification of the $4.1 million noncredit component of other-than-temporary impairments recorded in earnings through March 31, 2009, which has resulted in an increase in the gross unrealized loss amounts for mortgage-backed and asset-backed securities.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

United States treasury and agency securities	$48,922	$876	$—	$49,798
Corporate debt securities	21,686	12	(66)	21,632
Mortgage-backed securities	12,884	2	(254)	12,632
Asset-backed securities	26,325	1,230	(1,194)	26,361

	$109,817	$2,120	$(1,514)	$110,423

At June 30, 2009, $216.4 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $23.0 million have maturities greater than one year, virtually all of these maturities are greater than ten years, and are classified as non-current assets.

The following table summarizes the fair value and gross unrealized losses, related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
As of June 30, 2009	Fair Value	Losses	Fair Value	Losses(1)	Fair Value	Losses

United States agency securities	$—	$—	$2,599	$(410)	$2,599	$(410)
Corporate debt securities	7,582	(17)	—	—	7,582	(17)
Mortgage-backed securities	—	—	7,609	(1,517)	7,609	(1,517)
Asset-backed securities	—	—	6,333	(1,893)	6,333	(1,893)

	$7,582	$(17)	$16,541	$(3,820)	$24,123	$(3,837)

(1)	Reflects the reclassification of the $4.1 million noncredit component of other-than-temporary impairments recorded in earnings through March 31, 2009, which has resulted in an increase in the gross unrealized loss amounts for mortgage-backed and asset-backed securities.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$12,691	$(44)	$4,726	$(22)	$17,417	$(66)
Mortgage-backed securities	3,237	(2)	6,139	(252)	9,376	(254)
Asset-backed securities	10,870	(1,194)	—	—	10,870	(1,194)

	$26,798	$(1,240)	$10,865	$(274)	$37,663	$(1,514)

We do not intend to sell the securities with unrealized losses and other-than-temporary impairments recorded in accumulated other comprehensive income and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. When assessing other-than-temporary impairments, we consider factors including: the likely reason for the unrealized loss, period of time and extent to which the fair value was below amortized cost, changes in the performance of the underlying collateral, changes in ratings, and market trends and conditions. We then evaluate whether amortized cost exceeds the net present value of expected future cash flows. During the three months ended June 30, 2009, we recorded no other-than-temporary impairment charges. To date, $7.5 million of previously recognized other-than-temporary

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairments remain in retained earnings as they represent the credit loss component of previously recognized other-than-temporary impairments.

Any “other-than-temporary decline” in value is reported in earnings and a new cost basis for the marketable security is established. In the six months ended June 30, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. In the three and six months ended June 30, 2008, we recorded an impairment on a single marketable security of $2.6 million.

We recognized gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not reflect other-than-temporary impairments recognized in the consolidated statements of income and comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized gains	$61	$2,813	$227	$5,302
Realized losses	(1)	(25)	(1)	(52)

Net realized gain	$60	$2,788	$226	$5,250

Derivative Financial Instruments

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

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in interest and other income on our condensed consolidated statements of income and comprehensive income.

Forward contracts outstanding are presented below (in thousands):

	June 30, 2009			December 31, 2008
	Notional U.S.			Notional U.S.
	Dollar	Asset Fair	Liability	Dollar	Asset Fair	Liability
	Equivalent	Value	Fair Value	Equivalent	Value	Fair Value

Euro	$24,840	$18	$(39)	$31,944	$56	$(757)
British Pound	9,592	89	(579)	8,503	26	(1,659)
Canadian Dollar	3,097	170	(3)	2,954	—	(55)

	$37,529	$277	$(621)	$43,401	$82	$(2,471)

In the three months ended June 30, 2009 and 2008, we recorded a $0.1 million realized loss and a $12.1 million realized gain, respectively, on derivatives. In the six months ended June 30, 2009 and 2008, we recorded a $1.7 million realized loss and a $12.6 million realized gain, respectively, on derivatives. These amounts are recognized in interest and other income on our condensed consolidated statements of income and comprehensive income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	June 30,
	2008	Acquired	Adjustment	Exchange	2009

North America	$807,040	$18,701	$(2,333)	$367	$823,775
EMEA	253,748	196	(982)	764	253,726
Japan	35,607	768	(122)	—	36,253
Asia-Pacific (excluding Japan)	52,414	82	(168)	—	52,328
Latin America	20,807	44	(54)	562	21,359

Total	$1,169,616	$19,791	$(3,659)	$1,693	$1,187,441

The goodwill acquired during the six months ended June 30, 2009 is due to the acquisitions of Solidcore and Endeavor. The adjustments to goodwill are primarily a result of purchase accounting adjustments to deferred taxes for the Secure Computing acquisition.

The components of intangible assets are as follows (in thousands):

	June 30, 2009				December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.1 years	$404,580	$(215,546)	$189,034	$385,915	$(176,072)	$209,843
Trademarks and patents	5.1 years	42,841	(36,731)	6,110	42,282	(35,639)	6,643
Customer base and other intangibles	5.5 years	186,176	(103,897)	82,279	182,282	(82,965)	99,317

		$633,597	$(356,174)	$277,423	$610,479	$(294,676)	$315,803

The aggregate amortization expenses for the intangible assets listed above totaled $28.6 million and $19.1 million in the three months ended June 30, 2009 and 2008, respectively, and $57.9 million and $38.0 million in the six months ended June 30, 2009 and 2008, respectively.

Expected future intangible asset amortization expense as of June 30, 2009 is as follows (in thousands):

Fiscal years:
Remainder of 2009	$56,107
2010	98,139
2011	73,082
2012	35,060
2013	9,403
Thereafter	5,632

$277,423

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2009 (the “2009 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) realigned our sales and marketing workforce and staffing across various departments, (ii) disposed of excess facilities and (iii) eliminated redundant positions related to the Solidcore acquisition.

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot Holdings B.V. (“SafeBoot”) and Secure Computing acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

During 2006 (the “2006 Restructuring”), we took the following measures: (i) reduced our workforce and (ii) continued our efforts to consolidate and dispose of excess facilities. We paid the remaining $0.2 million of lease termination costs and severance and other benefits related to the 2006 Restructuring during the six months ended June 30, 2009.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures: (i) reduced our workforce, (ii) consolidated and disposed of excess facilities, (iii) moved our European headquarters to Ireland and vacated a leased facility in Amsterdam, (iv) consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas, (v) relocated employees from the Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities and (vi) sold our Sniffer and Magic product lines in 2004. During the six months ended June 30, 2009, we recorded a $2.8 million decrease to the liability primarily related to the termination of the final sublease agreement for our Santa Clara facility which was previously included in our 2003 and 2004 restructuring activities. We have no outstanding accrual balance related to the 2004 and 2003 Restructurings as of June 30, 2009.

Restructuring charges in the six months ended June 30, 2009 totaled $9.2 million, consisting of $8.6 million related to the 2009 Restructuring, a $3.0 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, including accretion on facility restructurings, partially offset by a $2.4 million restructuring benefit related to the 2004 and 2003 Restructurings.

Restructuring benefits in the six months ended June 30, 2008 totaled $2.1 million, consisting of a $5.1 million benefit, net of accretion, related to 2003 and 2004 Restructuring charges partially offset by a $2.9 million charge related to 2008 Restructuring.

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	190	8,543	8,733
Cash payments	(190)	(4,925)	(5,115)
Adjustment to liability	—	(169)	(169)
Effects of foreign currency exchange	—	30	30

Balance, June 30, 2009	$—	$3,479	$3,479

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total 2009 restructuring charge, $3.3 million, $5.0 million, and $0.3 million was recorded in EMEA, North America and Asia-Pacific, respectively. Lease termination costs and severance and other benefits are expected to be paid through 2009.

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Cash payments	—	(5,419)	(5,419)
Adjustment to liability	—	(25)	(25)
Effects of foreign currency exchange	—	(2)	(2)
Accretion	29	—	29

Balance, December 31, 2008	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Cash payments	(1,918)	(3,543)	(5,461)
Adjustment to liability	757	(154)	603
Effects of foreign currency exchange	160	(7)	153
Accretion	151	—	151

Balance, June 30, 2009	$5,321	$432	$5,753

Of the total 2009 restructuring charge for severance, $0.3 million and $2.7 million was recorded in EMEA and North America, respectively. In 2008, the $6.1 million accrual for lease termination costs was recorded on the opening balance sheet for Secure Computing for costs associated with permanently vacated facilities. In the six months ended June 30, 2009, we recorded a $0.8 million purchase price adjustment for additional lease related costs associated with permanently vacated facilities. The 2009 accretion relates to these lease termination costs. Lease termination costs will be paid through 2015 and severance and other benefits will be paid in 2009.

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

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.00% to 2.50%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Our interest rate was 2.3% as of June 30, 2009. Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case of eurocurrency loans. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of June 30, 2009 and December 31, 2008.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator — basic and diluted net income	$28,653	$47,826	$82,109	$77,995

Denominator — basic
Basic weighted average common stock outstanding	155,763	158,770	154,748	159,882

Denominator — diluted
Basic weighted average common stock outstanding	155,763	158,770	154,748	159,882
Effect of dilutive securities(1)	2,573	2,783	2,558	3,485

Diluted weighted average shares	158,336	161,553	157,306	163,367

Net income per share — basic	$0.18	$0.30	$0.53	$0.49

Net income per share — diluted	$0.18	$0.30	$0.52	$0.48

(1)	In the three months ended June 30, 2009 and 2008, 4.8 million and 4.2 million options, RSUs and ESPP grants, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for both the three months ended June 30, 2009 and 2008, because they are contingently issuable shares.

In the six months ended June 30, 2009 and 2008, 5.6 million and 4.7 million options, RSUs and ESPP grants, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for both the six months ended June 30, 2009 and 2008, because they are contingently issuable shares.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

We estimate our annual effective tax rate based on year to date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year to date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results. The impact of this change accounts for 16 percentage points of the effective tax rate for the three months ended June 30, 2009.

Our consolidated provision for income taxes for the three months ended June 30, 2009 and 2008 was $26.4 million and $17.0 million, respectively, reflecting an effective tax rate of 48% and 26%, respectively. The effective tax rate for the three months ended June 30, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to an increase in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate. The effective tax rate for the three months ended June 30, 2008 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

Our consolidated provision for income taxes for the six months ended June 30, 2009 and 2008 was $27.0 million and $55.6 million, respectively, reflecting an effective tax rate of 25% and 42%, respectively. The effective tax rate for the six months ended June 30, 2009 differs from the U.S. federal statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the six months ended June 30, 2008 differs from the statutory rate primarily due to the negative impact resulting from certain acquisition integration activities, which, on a year-to-date basis, accounted for 18 percentage points of our effective tax rate, offset by the benefit of lower tax rates in certain jurisdictions. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed the tax expense in the fourth quarter of 2008.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2009.

We account for uncertainty in income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $6.6 million to $12.6 million as audits close and statutes expire.

The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 and 2005 and in Germany for the years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the six months ended June 30, 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the six months ended June 30, 2009, resulting in a tax benefit of approximately $9.7 million.

11.	Business Segment Information

We have one business and operate in one industry. We develop, market, distribute and support computer and network security solutions for large enterprises, governments, and small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments:

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Historically, the measure of segment income from operations included the allocation of cost of revenues, research and development and certain sales and marketing expenses. We revised the segment information for the three and six months ended June 30, 2008 to conform to the 2009 presentation for comparative purposes. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue by region:
North America	$265,389	$204,218	$519,831	$393,968
EMEA	129,331	132,340	249,950	254,588
Japan	33,903	28,152	69,412	55,171
Asia-Pacific, excluding Japan	22,682	19,247	43,285	37,283
Latin America	17,381	12,801	33,917	25,389

Net revenue	$468,686	$396,758	$916,395	$766,399

Income from operations by region:
North America	$191,089	$154,141	$380,323	$297,935
EMEA	102,323	100,936	195,185	191,638
Japan	26,560	21,704	53,831	40,539
Asia-Pacific, excluding Japan	15,224	12,260	28,814	24,013
Latin America	12,556	8,547	25,013	17,311
Corporate and other	(291,876)	(243,191)	(575,520)	(463,792)

Income from operations	$55,876	$54,397	$107,646	$107,644

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

In January 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas, Texas, seeking arbitration of claims associated with his employment. McAfee filed counterclaims. The arbitration took place in March 2009 and the matter was closed in June 2009.

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

In December 2008, Information Protection and Authentication of Texas, LLC, filed a complaint in the Eastern District of Texas against McAfee and 21 other defendants, alleging infringement of two patents. The complaint seeks unspecified damages and other relief. We filed an answer on March 20, 2009 denying all material allegations and asserting numerous affirmative defenses. We also asserted counterclaims for declaratory judgment of non-infringement and invalidity.

In June 2006, Finjan Software, Ltd. filed a complaint in the United States District Court for the District of Delaware against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. We intend to vigorously challenge the verdict and Finjan’s pending motions for an injunction and enhanced damages.

In July 2001, certain investment bank underwriters and McAfee, along with certain of our officers and directors were named in a putative class action for alleged violation of federal securities laws (United States District Court for the Southern District of New York, In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ.7034 (SAS)). This is one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies, coordinated for pretrial as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The McAfee complaint alleges improper underwriting activities not disclosed in registration statements for McAfee.com’s IPO, and seeks unspecified damages. The parties have reached a global settlement, subject to court approval. Insurers will pay the full McAfee settlement share. Neither the Company nor its officer and director defendants will bear any financial liability. McAfee, its officers and directors were dismissed from the case through a tolling agreement, and such agreement is pending court approval. If the litigation continues, we believe we have meritorious defenses and plan to vigorously defend.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Warranty Accrual and Guarantees

Unless local law dictates a longer period, we offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of June 30, 2009 and December 31, 2008 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2008	$489
Additional accruals	4,236
Costs incurred during the period	(3,615)

Balance, December 31, 2008	1,110
Additional accruals	1,876
Costs incurred during the period	(1,831)

Balance, June 30, 2009	$1,155

The following is a summary of certain guarantee and indemnification agreements as of June 30, 2009:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification as we are not aware of any pending or threatened infringement actions that are probable losses. We have historically not incurred significant expenses under this indemnification provision.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal. We have historically not incurred significant expenses under this indemnification provision.

•	Under the terms of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Other than certain representations and warranties that survive indefinitely or until expiration of the applicable statute of limitations, the survival period of the representations and warranties for which indemnifications may be sought under certain of the agreements has expired. To date, we have paid no amounts under the representations and warranties indemnifications and we have not recorded any accruals related to these agreements. We believe the estimated fair value of these indemnification clauses is minimal. We have historically not incurred significant expenses under this indemnification provision.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe we will prevail in these insurance coverage disputes.

•	Under the terms of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $64.3 million. To date, we have paid no amounts under the representations and warranties indemnifications. We have not recorded any accruals related to this agreement. We believe the estimated fair value of these indemnification clauses is minimal. We have historically not incurred significant expenses under this indemnification provision.

If we believe a liability associated with any of our indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

14.	Subsequent Events

In July 2009, we entered into a definitive agreement to acquire privately owned MX Logic, Inc. (“MX Logic”) for $140 million with an additional $30 million contingent upon achieving certain performance milestones. MX Logic is a leading independent Software-as-a-Service provider of on-demand email, web security and archiving solutions. The acquisition is expected to close in the third quarter of 2009.

We have evaluated subsequent events through August 6, 2009, the basis for that date being the day the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Report on Form 10-Q and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from three sources: (i) service and support revenue, which includes support and maintenance, training, consulting revenue; (ii) subscription revenue, which consists of revenue from customers who purchase licenses for products for the term of the subscription; and (iii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and hardware product sales. In both the three and six months ended June 30, 2009, service and support revenue accounted for 50%, subscription revenue accounted for 41% and product revenue accounted for 9% of total net revenue, respectively.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators to evaluate the growth and health of our business, including net revenue, operating income and net income.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended June 30, 2009 grew by $71.9 million, or 18%, to $468.7 million from $396.8 million in the three months ended June 30, 2008. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2008 and 2009 acquisitions contributed $49.4 million in the three months ended June 30, 2009. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $22.1 million in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.

Our net revenue in the six months ended June 30, 2009 grew by $150.0 million, or 20%, to $916.4 million from $766.4 million in the six months ended June 30, 2008. Net revenue from our 2008 and 2009 acquisitions contributed $96.5 million in the six months ended June 30, 2009. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $37.0 million in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.

Operating Income.  The $1.5 million increase in operating income in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to the overall growth of our company, including increased revenue, offset by the following factors: (i) amortization expense increased by $9.6 million as a result of purchased technology and intangibles acquired in recent acquisitions, (ii) restructuring charges increased by $6.4 million due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce and (iii) an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Operating income in the six months ended June 30, 2009 was the same for the six months ended June 30, 2008 primarily attributable to the overall growth of our company, including increased revenue, offset by the following factors: (i) amortization expense increased by $20.0 million as a result of purchased technology and intangibles acquired in recent acquisitions, (ii) restructuring charges increased by $11.3 million due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce and (iii) an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Our operating income as a percentage of revenue was 12% for both the three and six months ended June 30, 2009 compared to 14% for both the three and six months ended June 30, 2008. This decrease in margins is driven by an increase in amortization expense as a result of purchased technology and intangibles acquired in recent acquisitions, restructuring charges due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce, and an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Net Income.  The $19.2 million decrease in net income in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to items discussed above under operating income as well as an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below and a $11.1 million decrease in interest income primarily attributable to lower yields and lower cash and marketable securities balances.

The $4.1 million increase in net income in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to items discussed above under operating income as well as a decrease in our effective tax rate discussed more fully in “Provision for Income Taxes” below, offset by a $21.3 million decrease in interest income primarily attributable to lower yields and lower cash and marketable securities balances.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In the second quarter of 2009, we acquired Solidcore for $32.1 million. With the Solidcore acquisition, we plan to couple Solidcore’s dynamic whitelisting and compliance enforcement technology with our compliance mapping and policy auditing to deliver the industry’s first end-to-end compliance solution. In the fourth quarter of 2008, we acquired Secure Computing for $490.1 million. With the Secure Computing acquisition, we plan to deliver the industry’s most complete network security solution to organizations of all sizes. We expect that the acquisitions of Secure Computing and Solidcore will have a dilutive impact in the remainder of 2009, primarily due to the amortization of intangibles.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $51.4 million, or 21%, to $291.4 million during the three months ended June 30, 2009 from $240.0 million in the three months ended June 30, 2008. The year-over-year increase in revenue was due to a $51.6 million increase in revenue from our network offerings, which includes new revenue integrated from our Secure Computing acquisition, a $6.1 million increase in revenue from our services offerings, and an $1.6 million increase in revenue from our vulnerability and risk management offerings. These increases were offset in part by a $7.9 million decrease in revenue from our end point solutions.

Net revenue from our corporate products increased $111.0 million, or 24%, to $567.4 million during the six months ended June 30, 2009 from $456.4 million in the six months ended June 30, 2008. The year-over-year increase in revenue was due to a $95.0 million increase in revenue from our network offerings, which includes new revenue integrated from our Secure Computing acquisition, a $12.0 million increase in revenue from our services offerings, a $3.8 million increase in revenue from our vulnerability and risk management offerings, and a $0.2 million increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $20.5 million, or 13%, to $177.3 million in the three months ended June 30, 2009 from $156.8 million in the three months ended June 30, 2008. Net revenue from our consumer security market increased $39.0 million, or 13%, to $349.0 million in the six months ended June 30, 2009 from $310.0 million in the six months ended June 30, 2008. Net revenue from our consumer market increased during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to (i) online subscriber growth due partly to an increase in our customer base, (ii) increased online renewal subscriptions from both a larger customer base and (iii) increased up-sell to higher level suites with higher price points. We continued to strengthen our relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

Deferred Revenue.  Our deferred revenue balance at June 30, 2009 increased 1% to $1,307.6 million, compared to $1,293.1 million at December 31, 2008. Our deferred revenue continued to increase as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up front payments for maintenance and subscriptions but we recognize revenue over the service or subscription term. Approximately 75 to 85% of our total net revenue during 2008 and the first half of 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Macro Economic Conditions.  While we have recently experienced growth in revenue, economic conditions and financial markets continue to be negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed or receded in the fourth quarter of 2008, continued to be slow or recede in the first half of 2009 and may slow further or recede in the second half of 2009. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, high unemployment, and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In the second quarter of 2009, we experienced delays in closing certain transactions that we anticipated would close during the quarter. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for or change in mix of our product shipments, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

Foreign Exchange Fluctuations.  We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency rates may have a potentially greater impact on our revenue and operating results. The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted. During the three and six months ended June 30, 2009, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and weakened against the Yen compared to the three and six months ended June 30, 2008. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our financial statements and this has resulted in a decrease in the revenue and expense amounts in certain foreign countries in our statements of income for the three and six months ended June 30, 2009 as compared to the same prior-year periods.

Critical Accounting Policies and Estimates

Effective April 1, 2009, we adopted FSP 115-2 and 124-2 as discussed more fully in Note 2 to the condensed consolidated financial statements. Other than this change, we have had no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$234,832	$199,754	$35,078	18%	$462,779	$387,972	$74,807	19%
Subscription	190,275	164,243	26,032	16	372,673	325,217	47,456	15
Product	43,579	32,761	10,818	33	80,943	53,210	27,733	52

Total net revenue	$468,686	$396,758	$71,928	18%	$916,395	$766,399	$149,996	20%

Net revenue by geography:
North America	$265,389	$204,218	$61,171	30%	$519,831	$393,968	$125,863	32%
EMEA	129,331	132,340	(3,009)	(2)	249,950	254,588	(4,638)	(2)
Japan	33,903	28,152	5,751	20	69,412	55,171	14,241	26
Asia-Pacific, excluding Japan	22,682	19,247	3,435	18	43,285	37,283	6,002	16
Latin America	17,381	12,801	4,580	36	33,917	25,389	8,528	34

Total net revenue	$468,686	$396,758	$71,928	18%	$916,395	$766,399	$149,996	20%

Net service and support revenue:
Support and maintenance	$212,505	$186,125	$26,380	14%	$419,367	$362,066	$57,301	16%
Consulting, training and other services	22,327	13,629	8,698	64	43,412	25,906	17,506	68

Total service and support revenue	$234,832	$199,754	$35,078	18%	$462,779	$387,972	$74,807	19%

Net product revenue:
Licenses	$14,539	$17,071	$(2,532)	(15)%	$27,921	$26,705	$1,216	5%
Hardware	25,087	13,319	11,768	88	44,067	22,090	21,977	99
Retail and other	3,953	2,371	1,582	67	8,955	4,415	4,540	103

Total product revenue	$43,579	$32,761	$10,818	33%	$80,943	$53,210	$27,733	52%

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

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 43% and 49% of net revenue in both the three and six months ended June 30, 2009 and 2008, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue and we expect this trend to continue.

The increase in total net revenue in North America during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to (i) a $48.8 million increase in corporate revenue due to increased revenue from our network security offerings, which includes new revenue from products integrated from our Secure Computing acquisition, and our services offerings and (ii) a $12.4 million increase in our consumer revenue. We also experienced an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.

The increase in total net revenue in North America during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to (i) a $104.2 million increase in corporate revenue due to increased revenue from our network security offerings, which includes new revenue from products integrated from our Secure Computing acquisition and our services offerings and (ii) a $21.7 million increase in our consumer revenue. We also experienced an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.

The decrease in net revenue in EMEA during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was attributable to the negative impact of the U.S. Dollar strengthening against the Euro, which resulted in an approximate $23.6 million impact to EMEA net revenue in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Excluding the negative impact from the strengthening U.S. Dollar against the Euro, we continued to experience revenue growth in EMEA from both our corporate and consumer offerings.

The decrease in net revenue in EMEA during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was attributable to the negative impact of the U.S. Dollar strengthening against the Euro, which resulted in an approximate $42.5 million impact to EMEA net revenue in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Excluding the negative impact from the strengthening U.S. Dollar against the Euro, we continued to experience revenue growth in EMEA from both our corporate and consumer offerings.

Net revenue from Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $1.6 million and $6.0 million contribution to Japan net revenue in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The increase in net revenue from Asia Pacific, excluding Japan, and Latin America during the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily attributable to increased revenue from our corporate offerings in Asia-Pacific, excluding Japan, and increased revenue from our consumer and corporate offerings in Latin America.

Service and Support Revenue

The increases in service and support revenue in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and to an increase in sales of support renewals to existing and new customers. In addition, we have expanded our support offerings to include premium-level services. Revenue from consulting increased due to growth in integration and implementation services.

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

Subscription Revenue

The increases in subscription revenue in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba, (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses, (iii) increases in royalties from sales by our strategic channel partners and (iv) increases in subscriptions from our Secure Computing acquisition. Subscription revenue continues to be positively impacted by McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

Product Revenue

The increases in product revenue for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, were attributable to (i) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization and (ii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$26,985	$15,585	$11,400	73%	$51,069	$30,429	$20,640	68%
Subscription	48,690	46,375	2,315	5	97,334	92,965	4,369	5
Product	21,108	14,416	6,692	46	42,042	29,358	12,684	43
Amortization of purchased technology	18,439	13,357	5,082	38	37,833	26,917	10,916	41

Total cost of net revenue	$115,222	$89,733	$25,489	28%	$228,278	$179,669	$48,609	27%

Components of gross margin:
Service and support	$207,847	$184,169			$411,710	$357,543
Subscription	141,585	117,868			275,339	232,252
Product	22,471	18,345			38,901	23,852
Amortization of purchased technology	(18,439)	(13,357)			(37,833)	(26,917)

Total gross margin	$353,464	$307,025			$688,117	$586,730

Total gross margin percentage	75%	77%			75%	77%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees, as well as expenses related to professional service subcontractors, customer and technical support, training and consulting services. The cost of service and support revenue increased for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due to increased professional services costs related to consulting services and increased costs related to customer and technical support. The cost of service and support revenue as a percentage of service and support revenue for the three and six months ended June 30, 2009 increased compared to the same period in 2008 due primarily to the addition of Secure Computing customer support, training and consulting personnel, mitigated in part by increased service contracts and support renewals.

We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our consulting services, which provide end users with product design, user training, and deployment support and the expected impact related to the acquisition of Secure Computing.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, costs of customer support for subscription arrangements and the costs of media, manuals and packaging related to McAfee Consumer Suites, as these suites utilize a subscription-based model. The increase in subscription costs for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily attributable to an increase in the cost of customer support driven primarily by increased volume of online subscription arrangements, partially offset by a decrease in costs of revenue-share arrangements and royalties to our strategic partners. The cost of subscription revenue as a percentage of subscription revenue decreased for the three and six months ended June 30, 2009 compared to the same period in 2008 due to lower costs per transaction from sales originating with our strategic partners.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to expected increased demand for our subscription-based products with associated royalty and revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for the three and six months ended June 30, 2009 increased compared to the three and six months ended June 30, 2008 due primarily to additional product-related transactions related to the acquisition of Secure Computing. Cost of product revenue for the three months ended June 30, 2009 increased as a percentage of product revenue compared to the three months ended June 30, 2008 due primarily to increased discounting related to larger corporate transactions. The cost of product revenue as a percentage of product revenue decreased slightly for the six months ended June 30, 2009 compared to the same period in 2008, as the result of an increase in both the number and size of higher margin transactions sold to customers through a solution selling approach.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was driven by the acquisitions of Secure Computing in November 2008, Reconnex in August 2008, and ScanAlert in January 2008. Amortization for the purchased technology related to these acquisitions was $7.8 million and $15.6 million in the three and six months ended June 30, 2009, respectively.

We expect amortization of purchased technology to increase in absolute dollars as a result of our 2008 and 2009 acquisitions when comparing 2009 to 2008.

Gross Margin

Our gross margins decreased slightly for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due mostly to increased cost of service and support revenue and increased amortization of purchased technology related to acquisitions made during 2008.

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

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Stock-based compensation expense	$31,080	$19,676	$11,404	58%	$55,115	$31,552	$23,563	75%

The $11.4 million increase in stock-based compensation expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to (i) a $6.1 million increase in expense relating to the cash settlement of certain expired options, (ii) a $3.3 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing and (iii) a $1.9 million increase in expense relating to reinstating our ESPP in June 2008. See Note 3 to the condensed consolidated financial statements for additional information.

The $23.6 million increase in stock-based compensation expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to (i) a $7.7 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing, (ii) a $6.4 million increase in expense relating to the cash settlement of certain expired options, (iii) a $5.4 million increase in expense relating to increased grants of PSUs, of which a significant portion were granted in February 2008 and (iv) a $3.4 million increase in expense relating to reinstating our ESPP in June 2008. See Note 3 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Research and development(1)	$79,255	$61,998	$17,257	28%	$158,159	$120,623	$37,536	31%
Percentage of net revenue	17%	16%			17%	16%

(1)	Includes stock-based compensation charges of $6,355 and $4,445 in the three months ended June 30, 2009 and 2008, respectively, and $13,205 and $8,066 in the six months ended June 30, 2009 and 2008, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended June 30, 2009 was primarily attributable to (i) a $12.4 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily from our Secure Computing acquisition, (ii) a $1.9 million increase in stock-based compensation expense, (iii) a $1.3 million increase in equipment and depreciation expense and (iv) increases in various other expenses associated with research and development activities, offset by a $4.0 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The increase in research and development expenses in the six months ended June 30, 2009 was primarily attributable to (i) a $24.9 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily from our Secure Computing acquisition, (ii) a $5.1 million increase in stock-based compensation expense, (iii) a $2.9 million increase in equipment and depreciation expense and (iv) increases in various other expenses associated with research and development activities, offset by a $8.4 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Sales and marketing(1)	$160,824	$131,690	$29,134	22%	$309,588	$252,798	$56,790	22%
Percentage of net revenue	34%	33%			34%	33%

(1)	Includes stock-based compensation charges of $16,432 and $9,218 in the three months ended June 30, 2009 and 2008, respectively, and $26,195 and $13,114 in the six months ended June 30, 2009 and 2008, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and promotions. The increase in sales and marketing expenses during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reflected (i) a $15.9 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily from our Secure Computing acquisition and increased commissions, (ii) a $7.2 million increase in stock-based compensation expense, (iii) a $5.7 million increase related to agreements with certain PC OEM partners and (iv) increases in various other expenses associated with sales and marketing activities, offset by a $8.2 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The increase in sales and marketing expenses during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reflected (i) a $35.7 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily from our Secure Computing acquisition and increased commissions, (ii) a $19.4 million increase related to agreements with certain PC OEM partners, (iii) a $13.1 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with sales and marketing activities, offset by (i) a $17.5 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against the Euro during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and (ii) a $6.4 million decrease in marketing and promotion expenses.

We anticipate that sales and marketing expenses will increase in absolute dollars primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

General and administrative(1)	$43,251	$55,518	$(12,267)	(22)%	$83,411	$96,832	$(13,421)	(14)%
Percentage of net revenue	9%	14%			9%	13%

(1)	Includes stock-based compensation charges of $6,656 and $4,987 in the three months ended June 30, 2009 and 2008, respectively, and $12,907 and $8,902 in the six months ended June 30, 2009 and 2008, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reflected a $14.5 million decrease in legal expense primarily due to a decline in legal expense associated with the settlement of a patent infringement lawsuit in 2008, partially offset by (i) a $1.7 million increase in stock-based compensation expense and (ii) increases in various other expenses associated with general and administrative activities.

The decrease in general and administrative expenses during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reflected a $26.7 million decrease in legal expense primarily due to a $6.5 million reimbursement from an insurance carrier for legal fees incurred related to cost of defense incurred in connection with our stock option investigation as well as a decline in legal expense associated with the settlement of a patent infringement lawsuit in 2008, offset by (i) a $5.5 million benefit recognized in the three months ended March 31, 2008 related to the change in fair value of certain stock options, (ii) a $5.2 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in headcount primarily from our Secure Computing acquisition, (iii) a $4.0 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with general and administrative activities.

We anticipate that general and administrative expenses will slightly increase in absolute dollars during the remainder of 2009.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Amortization of intangibles	$10,113	$5,636	$4,477	79%	$20,108	$10,976	$9,132	83%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increase in amortization of intangibles was attributable to our 2008 and 2009 acquisitions, in which we acquired approximately $71.5 million of intangible assets related to the Secure Computing, ScanAlert, Reconnex, Endeavor and Solidcore acquisitions.

We expect amortization of intangibles to increase in absolute dollars during the remainder of 2009 when compared to 2008 as a result of our 2008 and 2009 acquisitions.

Restructuring Charges

Restructuring charges in the three months ended June 30, 2009 totaled $4.1 million, of which $6.2 million related to the realignment of our sales and marketing workforce and staffing across various departments, an additional accrual over the service period for our elimination of certain positions at Solidcore, and an additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, offset by a $2.1 million restructuring benefit related to the termination of the final sublease agreement and reversal of the remaining 2004 and 2003 Restructurings. Restructuring benefits in the three months ended June 30, 2008 totaled $2.2 million, consisting of a $2.7 million benefit related primarily to previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004, partially offset by a charge of $0.5 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force.

Restructuring charges in the six months ended June 30, 2009 totaled $9.2 million, of which $8.6 million primarily related to the realignment of our sales and marketing workforce and staffing across various other departments and an additional accrual over the service period for our elimination of certain positions at Solidcore, $3.0 million primarily related to additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, partially offset by a $2.4 million restructuring benefit related to the termination of the final sublease agreement and extinguishment of the remaining 2004 and 2003 Restructurings. Restructuring benefits in the six months ended June 30, 2008 totaled $2.1 million, consisting of a $5.1 million benefit related primarily to the reversal of a portion of the 2004 and 2003 Restructurings and revisions to previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004, offset by a charge of $2.9 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force. See Note 7 to our condensed consolidated financial statements for a description of restructuring activities.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2008 vs. 2007
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Interest and other income	$(857)	$10,252	$(11,109)	(108)%	$1,954	$23,287	$(21,333)	(92)%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses and net forward contract gains and losses. The decrease in interest income for the three months ended June 30, 2009 was primarily due to (i) a decrease in our average cash, cash equivalents and marketable securities of approximately $356.9 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and (ii) a lower average rate of annualized return on our investments from approximately 4% in the three months ended June 30, 2008 to 1% in the three months ended June 30, 2009.

The decrease in interest income for the six months ended June 30, 2009 was primarily due to (i) a decrease in our average cash, cash equivalents and marketable securities of approximately $475.8 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and (ii) a lower average rate of annualized return on our investments from approximately 4% in the six months ended June 30, 2008 to 1% in the six months ended June 30, 2009.

We recorded a net foreign currency transaction loss of $1.8 million during the three months ended June 30, 2009 in our condensed consolidated statements of income and comprehensive income compared to a loss of $0.6 million during the three months ended June 30, 2008. We recorded a net foreign currency transaction loss of $0.5 million during the six months ended June 30, 2009 in our condensed consolidated statements of income and comprehensive income compared to a loss of $1.5 million during the six months ended June 30, 2008.

We anticipate that interest and other income will decrease during 2009 as a result of lower cash balances in 2009 due to acquisitions and our stock repurchases during 2008, the declining interest rate environment and our shifting a large percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments which have lower yields.

Impairment of Marketable Securities

During the three months ended June 30, 2009, we recorded no other-than-temporary impairments on our marketable securities. During the six months ended June 30, 2009, we recorded impairments on certain of our marketable securities of $0.7 million. In the three and six months ended June 30, 2008, we recorded an impairment on a single marketable security of $2.6 million. The 2009 and 2008 other-than-temporary impairments were recorded on certain of our asset-backed and mortgage-backed securities which had significant declines in fair value. Pursuant to accounting guidance effective in the second quarter of 2009, other-than-temporary impairment on our marketable securities is now based on our determination of whether our cost basis in the securities will be recovered or if the security will be sold prior to recovery. Further deterioration in the underlying collateral of our asset-backed and CMO securities could result in additional impairment charges, as will collectability issues on our corporate debt securities.

Gain on Sale of Investments, Net

During the three months ended June 30, 2009 and 2008, we recognized net gains on the sale of marketable securities of less than $0.1 million and $2.8 million, respectively. During the six months ended June 30, 2009 and

2008, we recognized net gains on the sale of marketable securities of $0.2 million and $5.3 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with higher yields, for liquidity purposes, or into investments that are considered more conservative. We do not plan on selling any securities in a loss position.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Six Months Ended
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Provision for income taxes	$26,426	$17,041	$9,385	55%	$27,007	$55,616	$(28,609)	(51)%
Effective tax rate	48%	26%			25%	42%

We estimate our annual effective tax rate based on year to date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year to date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results. The impact of this change accounts for 16 percentage points of the effective tax rate for the three months ended June 30, 2009.

The effective tax rate for the three months ended June 30, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to an increase in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate. The effective tax rate for the three months ended June 30, 2008 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

The effective tax rate for the six months ended June 30, 2009 differs from the U.S. federal statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the six months ended June 30, 2008 differs from the statutory rate primarily due to the negative impact resulting from certain acquisition integration activities, which, on a year-to-date basis, accounted for 18 percentage points of the effective tax rate, offset by the benefit of lower tax rates in certain jurisdictions. The decrease in the effective tax rate for the six months ended June 30, 2009 as compared to the prior period is primarily due to the impact of negative tax consequences associated with certain acquisition integration activities in the six months ended June 30, 2008. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed the tax expense in the fourth quarter of 2008.

The earnings from our foreign operations in India are subject to a tax holiday. In May 2008, the Indian government extended the period through which the holiday would be effective to March 31, 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2009.

The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 and 2005 and in Germany for the years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the six months ended June 30, 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the six months ended June 30, 2009, resulting in a tax benefit of approximately $9.7 million.

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

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$199,407	$151,002
Net cash (used in) provided by investing activities	(184,112)	316,198
Net cash provided by (used in) financing activities	142,998	(283,388)

Overview

At June 30, 2009, our cash, cash equivalents and marketable securities totaled $886.1 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $863.0 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses and purchases of marketable securities.

During the six months ended June 30, 2009, we had proceeds of $100.0 million from the draw down under an unsecured term loan, net income of $82.1 million and $54.3 million of proceeds from the issuance of common stock under our stock option and stock purchase plans. We used $127.1 million for the net purchase of marketable securities, $33.7 million for the acquisition of Endeavor and Solidcore, net of cash acquired, $23.5 million for purchases of property and equipment and $19.7 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

During the six months ended June 30, 2008, we had $392.2 million of net proceeds from the sale or maturity of marketable securities, we received $87.0 million of proceeds from the issuance of common stock under our stock option and stock purchase plans and we had net income of $78.0 million. We paid $49.0 million, net of cash received, for our acquisition of ScanAlert and we paid $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot. In addition, we used $382.9 million for repurchases of our common stock, including commissions, and $21.0 million for purchases of property and equipment. Of the $382.9 million used for stock repurchases, $368.0 million was used for share repurchases in the open market and $14.9 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs and RSAs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

We classify our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income and investment grade corporate fixed income securities to maturity. We currently hold some asset-backed securities and CMO securities purchased in prior periods but do not plan to acquire these types of securities in future periods. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. We expect to continue our investing activities, including holding investment securities of a short-term and long-term nature. During the current challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments.

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

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2009 was primarily the result of cash collections on accounts receivable and our net income of $82.1 million. Net cash provided by operating activities in the six months ended June 30, 2008 was primarily the result of our net income of $78.0 million. For the six months ended June 30, 2009, our primary working capital source was decreased accounts receivable primarily due to significant cash collections in the first half of the year on a higher accounts receivable balance at December 31, 2008. Working capital uses of cash included increased prepaid expenses and other assets primarily due to increased partner payments and decreased accrued taxes and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2009 and December 31, 2008, approximately $440.3 million and $364.5 million, respectively, were held outside the United States. We utilize a variety of planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. In 2009, we entered into royalty and distribution-related agreements totaling approximately $115.0 million payable in installments beginning in the fourth quarter of 2009 through 2011. These commitments are in the ordinary course of business and we expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 12 to the condensed consolidated financial statements.

Investing Activities

Net cash used in investing activities was $184.1 million during the six months ended June 30, 2009 as compared to net cash provided by investing activities of $316.2 million during the six months ended June 30, 2008.

During the six months ended June 30, 2009, the primary uses of cash in investing activities included $127.1 million of net purchases of marketable securities, $31.2 million for the acquisition of Solidcore, net of cash acquired, purchases of property and equipment and the acquisition of Endeavor.

Our cash used for acquisitions decreased to $33.7 million for the six months ended June 30, 2009 compared to $55.0 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we paid $31.2 million and $2.5 million, net of cash acquired, to purchase Solidcore and Endeavor, respectively. During January 2008, we paid $49.0 million, net of cash acquired, to purchase ScanAlert and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot.

Our cash used for purchases of property and equipment increased to $23.5 million for the six months ended June 30, 2009 compared to $21.0 million for the six months ended June 30, 2008. The property and equipment purchased during the six months ended June 30, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices. The property and equipment purchased during the six months ended June 30, 2008 was primarily for purchases of computers, equipment and software. We expect to continue to have capital expenditures at levels consistent with the prior year. In addition, we expect to close on our acquisition of MX Logic in the third quarter of 2009 for approximately $140 million.

Financing Activities

Net cash provided by financing activities was $143.0 million during the six months ended June 30, 2009 compared to net cash used in financing activities of $283.4 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, primary sources of cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility and proceeds from the issuance of common stock under our stock option and stock purchase plans. During the six months ended June 30, 2009, we received proceeds of $54.3 million compared to $87.0 million during the six months ended June 30, 2008 from issuance of stock under such plans. During the six months ended June 30, 2009 and 2008, we used $19.7 million and $14.9 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

We had no repurchases of our common stock in the open market during the six months ended June 30, 2009. We used $368.0 million for repurchases of our common stock in the open market during the six months ended June 30, 2008. Pursuant to a stock repurchase program that has been authorized by our board of directors, we were able to repurchase up to an additional $250.3 million of our common stock in the open market or through privately negotiated transactions prior to the expiration of the agreement in July 2009, depending upon market conditions, share price and other factors. There is no authorization for repurchases of our common stock after July 2009.

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

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.0% to 2.5%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Our interest rate was 2.3% as of June 30, 2009. Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month intervals in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. In December 2008, we paid $2.0 million of debt issuance costs related to the Credit Facility. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio. The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the credit agreement) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the credit agreement) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the credit agreement). At June 30, 2009 and December 31, 2008, we had $3.0 million of restricted cash deposited at one of our lenders. This amount will be reduced to $1.5 million when the term loan is repaid in full. The deposit will be restricted until we have repaid the outstanding balance on the term loan and on the expiration of the revolving credit facility.

The principal and accrued interest on the term loan is due on December 22, 2009. The revolving credit facility terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009. No balances were outstanding under the Credit Facility as of December 31, 2008. At June 30, 2009 and December 31, 2008, we were in compliance with all covenants in the Credit Facility.

In addition, we have a 14.0 million Euro credit facility with a bank, (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of June 30, 2009 or December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2009, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC. During 2008, there were significant disruptions in the financial markets. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, in the six months ended June 30, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. In the three and six months ended June 30, 2008, we recorded an impairment on a single marketable security of $2.6 million. We had a net unrealized loss of $0.6 million on marketable securities at June 30, 2009, after the cumulative effect adjustment of $4.1 million pursuant to recently issued accounting guidance, compared with a net unrealized gain of $0.6 million at December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in Internal Controls Over Financial Reporting

We have had no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

National and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries slowed or receded in the fourth quarter of 2008, continued to be slow or recede in the first half of 2009 and may slow further or recede in the second half of 2009. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Low-priced or free competitive products.  Security protection is increasingly being offered by third parties at significant discounts to our prices or, in some cases is bundled for free. For example, Microsoft announced that beginning in 2009 it will offer in emerging markets a free anti-malware consumer product dubbed Morro. The widespread inclusion of lower-priced or free products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products unmarketable — even if these incorporated products are inferior or more limited than our products. It is possible that a major competitor may offer a free anti-malware enterprise product. Purchasers of mini notebooks or netbooks, which generally are sold at a lower price than laptops, may place a greater emphasis on price in making their security purchasing decision as they did in making their computer purchasing decision. The expansion of these competitive trends could have a significant negative impact on our sales and financial results.

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

Integration.  Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we integrate and retain key management, sales, research and development and other personnel; integrate the acquired products into our product offerings from both an engineering and sales and marketing perspective; integrate and support pre-existing suppliers, distribution and customer relationships; coordinate research and development efforts; and consolidate duplicate facilities and functions and integrate back-office accounting, order processing and support functions. If we do not successfully integrate an acquired company or technology, we may not achieve the anticipated revenue or cost reduction synergies.

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

Key employees from acquired companies may be difficult to retain and assimilate.  The success of many acquisitions depends to a great extent on our ability to retain key employees from the acquired company. This can be challenging, particularly in the highly competitive market for technical personnel. Retaining key executives for the long-term can also be difficult due to other opportunities available to them. Disputes that may arise out of earn-outs, escrows and other arrangements related to an acquisition of a company in which a key employee was a principal may negatively affect the morale of the employee and make retaining the employee more difficult. It could be difficult, time consuming and expensive to replace any key management members or other critical personnel that do not accept employment with McAfee following the acquisition. In addition to retaining key employees, we must integrate them into our company, which can be difficult and costly. Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of some unique skills and the departure of existing employees and/or customers.

Accounting charges.  Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

Potential goodwill and intangible impairment.  We perform an impairment analysis on our goodwill balances on an annual basis or whenever events occur that may indicate impairment. If the fair value of each of our reporting units is less than the carrying amount of the reporting unit, then we must write down goodwill to its estimated fair value. We perform an impairment analysis on our intangible assets whenever events occur that may indicate impairment. If the undiscounted cash flow expected to be derived from the intangible asset is less than its carrying amount, then we must write down the intangible asset to its estimated fair value. We cannot be certain that a future downturn in our business, changes in market conditions or a long-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in the six months ended June 30, 2009 compared to 49% in the six months ended June 30, 2008. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. We recorded a net foreign currency transaction loss of $0.5 million during the six months ended June 30, 2009 in our condensed consolidated statements of income and comprehensive income versus a loss of $1.5 million during the six months ended June 30, 2008 We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 34% and 37% of our net revenue in the six months ended June 30, 2009 and 2008, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $5.8 million as of June 30, 2009. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

Other.  We also face legal and compliance risks with respect to our use of third party intermediaries operating outside the United States. As described above in “Our international operations involve risks that could divert the time and attention of management, increase our expenses and otherwise adversely impact our business and financial results,” any violations by such third party intermediaries of FCPA or similar laws could have a material adverse effect on our business.

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

Impact of fluctuations.  Over the years our revenue, gross margins and operating results, which we disclose from time to time on a GAAP and non-GAAP basis, have fluctuated significantly from quarter to quarter and from year to year, and we expect this to continue in the future. Thus, our operating results for prior periods may not be effective predictors of our future performance. These fluctuations make it difficult for us to accurately forecast operating results. We try to adjust expenses based in part on our expectations regarding future revenue, but in the short term expenses are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period.

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

Timing of product orders.  A significant portion of our revenue in any quarter comes from previously deferred revenue, which is a somewhat predictable component of our quarterly revenue. However, a meaningful part of revenue depends on contracts entered into or orders booked and shipped in the current quarter. Typically we generate the most orders in the last month of each quarter and significant new orders generally close at the end of the quarter. Some customers believe they can enhance their bargaining power by waiting until the end of our quarter to place their order. Also, personnel limitations and system processing constraints could adversely impact our ability to process the large number of orders that typically occur near the end of a quarter. Any failure or delay in closing significant new orders in a given quarter could have a material adverse impact on our results for that quarter.

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

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, expenses related to our acquisition and disposition activities, arrangements with minimum contractual commitments including royalty and distribution-related agreements, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings,, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, and changes in generally accepted accounting principles, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) and changes in tax laws.

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

Investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments. We do not hold any auction rate securities or structured investment vehicles. The underlying collateral for certain of our mortgage-backed and asset-backed securities is comprised of some sub-prime mortgages, as well as prime and Alt-A mortgages. We are no longer purchasing mortgage-backed or asset-backed securities.

The outlook for our investment income is dependent on the amount of any acquisitions that we effect and the amount of cash flows from operations that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments. This shift may negatively impact our income from our investment portfolio in light of declining yields. Any significant decline in our investment income or the value of our investments could have an adverse effect on our results of operations or financial condition.

During 2008, we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. During the six months ended June 30, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.

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

During 2008 and through July 31, 2009, our stock price was highly volatile, ranging from a high of $45.52 to a low of $24.72. On July 31, 2009, our stock’s closing price was $44.58. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

Our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. For the past year, the major U.S. and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact our stock price regardless of our performance.

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

Common Stock Repurchases

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock from time to time in the open market or through privately negotiated transactions through July 2009, depending upon market conditions, share price and other factors. There is no authorization for repurchases of our common stock after July 2009. During the three months ended on June 30, 2009, we repurchased approximately 0.1 million shares of our common stock for approximately $3.2 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended June 30, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

April 1, 2009 through April 30, 2009	47,018	$36.00	—	$250,290
May 1, 2009 through May 31, 2009	13,118	38.90	—	250,290
June 1, 2009 through June 30, 2009	25,884	40.24	—	250,290

Total	86,020	$37.72	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 27, 2009.

1. The election of three Class II directors to serve until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Against	Number of Votes Withheld

Leslie G. Denend	122,539,418	14,753,771	126,013
David G. DeWalt	136,156,130	1,141,194	121,877
Charles J. Robel	127,809,142	9,482,940	127,119

2. Approval to amend and restate our Certificate of Incorporation to effect the gradual declassification of the board of directors.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

137,001,783	288,946	128,473

3. Approval of Amendments to the 1997 Stock Incentive Plan, as Amended.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

105,695,048	23,733,031	294,434

4. Approval of Amendment to the 2002 Employee Stock Purchase Plan, as Amended.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

117,480,257	12,147,312	94,943

5. Approval to amend and restate our 1993 Stock Option Plan for Outside Directors, as Amended.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

100,087,593	29,345,124	289,795

6. Ratification of the appointment of Deloitte & Touche LLP as the Independent Public Accountants.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

137,137,394	185,953	95,854

Item 5.	Other Information

None.

Item 6.	Exhibits

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

McAfee Inc.

/s/  Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

August 6, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	Retirement and Release Agreement executed May 22, 2009 by Christopher Scott Bolin.	8-K	001-31216	10.1	May 28, 2009
10.2	Form of Stock Option Award Agreement					X
31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from McAfee, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X