Form 10-Q
period 2009-09-30
McAfee, Inc.
filed 2009-11-06
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, 157,727,804 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q
September 30, 2009

CONTENTS

Item
Number		Page

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets: September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Income and Comprehensive Income: Three and nine months ended September 30, 2009 and September 30, 2008	4
	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2009 and September 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	59
Item 6.	Exhibits	59
Signatures		60
Exhibit Index		61
EX-10.1
EX-10.2
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$639,373	$483,302
Short-term marketable securities	244,082	27,449
Accounts receivable	231,764	322,986
Prepaid expenses	320,045	221,900
Deferred income taxes	285,810	310,870
Other current assets	42,025	38,281

Total current assets	1,763,099	1,404,788
Long-term marketable securities	22,408	82,974
Property and equipment, net	128,289	114,435
Deferred income taxes	318,549	303,937
Intangible assets, net	324,363	315,803
Goodwill	1,286,520	1,169,616
Other assets	65,315	66,328

Total assets	$3,908,543	$3,457,881

LIABILITIES
Current liabilities:
Accounts payable	$46,339	$41,529
Accrued income taxes	19,569	20,675
Accrued compensation	109,488	82,648
Other accrued liabilities	214,331	194,680
Deferred revenue	1,022,354	989,096
Bank term loan	100,000	—

Total current liabilities	1,512,081	1,328,628
Deferred revenue, less current portion	311,409	304,014
Accrued taxes and other long-term liabilities	66,383	72,751

Total liabilities	1,889,873	1,705,393

Commitments and contingencies (Notes 8, 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2009 and 2008	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 185,881,841 shares at September 30, 2009 and 181,133,439 shares at December 31, 2008
Outstanding: 157,558,171 shares at September 30, 2009 and 153,534,594 shares at December 31, 2008	1,859	1,812
Treasury stock, at cost: 28,323,670 shares at September 30, 2009 and 27,598,845 shares at December 31, 2008	(841,598)	(819,861)
Additional paid-in capital	2,204,260	2,053,245
Accumulated other comprehensive loss	(3,492)	(18,992)
Retained earnings	657,641	536,284

Total stockholders’ equity	2,018,670	1,752,488

Total liabilities and stockholders’ equity	$3,908,543	$3,457,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Net revenue:
Service and support	$250,851	$208,773	$713,630	$596,745
Subscription	184,129	166,752	556,802	491,969
Product	50,291	34,154	131,234	87,364

Total net revenue	485,271	409,679	1,401,666	1,176,078
Cost of net revenue:
Service and support	27,558	17,031	78,627	47,460
Subscription	51,192	48,245	148,526	141,210
Product	28,660	19,623	70,702	48,981
Amortization of purchased technology	19,360	13,610	57,193	40,527

Total cost of net revenue	126,770	98,509	355,048	278,178
Operating costs:
Research and development	82,248	64,478	240,407	185,101
Sales and marketing	155,594	139,264	465,182	392,061
General and administrative	65,948	49,888	149,359	146,721
Amortization of intangibles	10,492	5,502	30,600	16,478
Restructuring charges	1,714	2,675	10,919	532

Total operating costs	315,996	261,807	896,467	740,893

Income from operations	42,505	49,363	150,151	157,007
Interest and other income, net	1,028	16,242	2,982	39,529
Impairment of marketable securities	—	(12,356)	(710)	(14,926)
Gain on sale of investments, net	41	663	267	5,913

Income before provision for income taxes	43,574	53,912	152,690	187,523
Provision for income taxes	6,785	5,104	33,792	60,720

Net income	$36,789	$48,808	$118,898	$126,803

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$1,584	$2,996	$3,346	$(1,514)
Foreign currency translation gain (loss)	6,097	(39,803)	14,613	(26,924)

Comprehensive income	$44,470	$12,001	$136,857	$98,365

Net income per share — basic	$0.23	$0.32	$0.76	$0.81

Net income per share — diluted	$0.23	$0.31	$0.75	$0.79

Shares used in per share calculation — basic	157,186	152,347	155,580	157,350

Shares used in per share calculation — diluted	159,925	155,006	158,250	160,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$118,898	$126,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,402	86,292
Impairment of marketable securities	710	14,926
Deferred income taxes	12,993	22,508
Non-cash restructuring charge (benefit)	840	(3,465)
Decrease in fair value of options accounted for as liabilities	—	(5,483)
Non-cash stock-based compensation expense	75,656	52,513
Excess tax benefits from stock-based awards	(8,643)	(17,167)
Other non-cash items	4,592	(4,510)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	95,744	23,173
Prepaid expenses and other assets	(72,097)	(48,391)
Accounts payable	2,203	3,532
Accrued taxes and other liabilities	(25,150)	(23,373)
Deferred revenue	19,071	11,120

Net cash provided by operating activities	351,219	238,478

Cash flows from investing activities:
Purchase of marketable securities	(307,789)	(252,031)
Proceeds from sales of marketable securities	14,830	347,871
Proceeds from maturities of marketable securities	141,265	426,035
Purchase of property and equipment	(44,401)	(34,745)
Acquisitions, net of cash acquired	(171,618)	(103,237)
Other investing activities	158	—

Net cash (used in) provided by investing activities	(367,555)	383,893

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	70,548	117,307
Excess tax benefits from stock-based awards	8,643	17,167
Repurchase of common stock	(21,737)	(515,571)
Bank borrowings	100,000	—
Other financing activities	(4,949)	(869)

Net cash provided by (used in) financing activities	152,505	(381,966)
Effect of exchange rate fluctuations on cash	19,902	(23,742)

Net increase in cash and cash equivalents	156,071	216,663
Cash and cash equivalents at beginning of period	483,302	394,158

Cash and cash equivalents at end of period	$639,373	$610,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and September 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, including the non-credit component of other-than-temporary impairments, reported net of tax as a component of accumulated other comprehensive income (loss). Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. All proceeds received from the sale and maturity of our marketable securities are reflected in investing activities in the condensed consolidated statements of cash flows, including amounts related to discounts and premiums recorded at the time of purchase. Short-term marketable securities are those with remaining maturities at the balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and are computed using the specific identification cost method.

In April 2009, new accounting guidance was issued, which revised the existing impairment model for debt securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. For debt securities in an unrealized loss position, we are required to assess whether (i) we have the intent to sell the debt security, or (ii) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment on the security must be recognized in earnings equal to the entire difference between its fair value and amortized cost basis.

For debt securities in an unrealized loss position where neither of the criteria in the paragraph above are present, the difference between the security’s then-current carrying amount and its estimated fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit component). The credit component is recognized in earnings. The non-credit component is recognized in accumulated other comprehensive income (loss). The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss component is the residual amount of the other-than-temporary impairment. Previously, in all cases, if an impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value.

When calculating the present value of expected cash flows to determine the credit loss component of the other-than-temporary impairment, we estimate the amount and timing of projected cash flows on a security-by-security basis. These calculations reflect our expectations of the performance of the underlying collateral and the ability of the issuer to meet payment obligations as applicable. The expected cash flows are discounted using the effective interest rate of the security prior to any impairment. The amortized cost basis of a debt security is adjusted for credit losses recorded to earnings. The difference between the cash flows expected to be collected and the new cost basis is accreted to investment income over the remaining expected life of the security.

Pursuant to recently issued accounting guidance, we were required to separate other-than-temporary impairments recognized in earnings through April 1, 2009, between the credit loss and the non-credit components, and record a cumulative effect adjustment to retained earnings for the non-credit component. Upon adoption on April 1, 2009, we recorded a net after tax increase to retained earnings and a corresponding decrease to accumulated other comprehensive income of $2.5 million, net of $1.6 million in tax benefits. Periods prior to April 1, 2009, have not been restated for this new accounting policy and therefore, current period and prior period financial statements may not be comparable.

Inventory

Inventory, which consists of components and finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our condensed consolidated balance sheets and were $12.8 million as of September 30, 2009 and $10.2 million as of December 31, 2008, net of write-offs for inventory expected to be excess or obsolete.

Deferred Costs of Revenue

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements, and the direct cost of materials that are associated with product and subscription revenues deferred over a service period, including arrangements that are deferred due to lack of vendor-specific objective evidence (“VSOE”) of fair value on an undelivered element. At September 30, 2009, our deferred costs were $284.4 million compared to $184.6 million at December 31, 2008. Of the $284.4 million of deferred costs at September 30, 2009, $250.2 million is included in the prepaid expenses line item and $34.2 million is included in the other assets line item on our condensed consolidated balance sheets. Of the $184.6 million of deferred costs at December 31, 2008, $152.7 million is included in the prepaid expenses line item and $31.9 million is included in the other assets line item on our condensed consolidated balance sheets. The prepaid line item includes revenue sharing costs that have been paid in advance of the anticipated renewal transactions. Costs associated with renewal transactions are classified as current

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized.

Reclassifications

In the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008, we reclassified sales order operation department expenses to conform to our current period presentation. Expenses of $2.7 million and $8.3 million for the three and nine months ended September 30, 2008, respectively, including $0.1 million and $0.4 million, respectively, of stock-based compensation expense previously reported in general and administrative expenses are now included in sales and marketing expenses. This reclassification improves the transparency of the cost of our sales process and does not affect our total operating costs, income from operations or net income for the three and nine months ended September 30, 2008.

Fair Value Measurements

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

In August 2009, additional guidance provided clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. This guidance required companies to determine the fair value of liabilities using market prices for similar or identical liabilities when traded as an asset, if available. This guidance is effective for us beginning October 1, 2009, and is not expected to have a significant impact on our financial statements.

The following table presents the types of fair value measurements for our marketable debt securities, foreign currency contracts and contingent purchase consideration liabilities as of September 30, 2009 (in thousands):

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	September 30,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)(1)	(Level 2)(2)	Inputs (Level 3)(3)

Assets:
United States treasury and agency securities(4)	$105,578	$102,768	$2,810	$—
Foreign government securities(4)	23,315	—	23,315	—
Certificates of deposit and time deposits(4)	34,673	—	34,673	—
Corporate debt securities(4)	83,374	—	83,374	—
Mortgage-backed securities(4)	10,319	—	10,319	—
Asset-backed securities(4)	9,231	—	9,231	—
Cash and cash equivalents(5)	145,725	2,000	143,725	—
Foreign exchange derivative assets(6)	41	41	—	—

Total assets measured at fair value	$412,256	$104,809	$307,447	$—

Liabilities:
Foreign exchange derivative liabilities(7)	$157	$157	$—	$—
Contingent purchase consideration liabilities(8)	35,261	—	—	35,261

Total liabilities measured at fair value	$35,418	$157	$—	$35,261

(1)	Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to fair value measurements when fair values are derived from significant unobservable inputs.

(4)	Included in short-term or long-term marketable securities on our condensed consolidated balance sheets.

(5)	Includes certificates of deposit, corporate debt securities, commercial paper and United States agency securities that have maturities that are less than 90 days. Balance is included in cash and cash equivalents on our condensed consolidated balance sheets.

(6)	Included in other current assets on our condensed consolidated balance sheets.

(7)	Included in other accrued liabilities on our condensed consolidated balance sheets.

(8)	Included primarily in accrued taxes and other liabilities on our condensed consolidated balance sheets. See Note 4 for further discussion.

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign currency contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of September 30, 2009, have not found it necessary to make any adjustments to the prices obtained.

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe that when we adopt this new guidance our condensed consolidated financial statements will be impacted and we are currently assessing the magnitude of the impact.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

In September 2009, the FASB issued authoritative guidance which provides additional implementation guidance on accounting for uncertainty in income taxes. This guidance is effective beginning July 1, 2009. This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which established general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it established that we must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires us to disclose the date through which we have evaluated subsequent events. This guidance was effective for us beginning April 1, 2009 and did not have an impact on our consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB revised their guidance on business combinations. The new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes also include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance (see Note 4). In April 2009, the FASB further revised their guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amended the provisions in the December 2007 guidance for the recognition measurement and disclosures of asset and liabilities arising from contingencies in business combinations, and carries forward most of the previous provisions for acquired contingencies. This new guidance was effective for us beginning January 1, 2009.

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

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Amortization of fair value of options	$7,642	$6,802	$20,237	$18,179
Restricted stock awards and units	10,280	5,905	30,295	18,212
Restricted stock units with performance-based vesting	7,163	7,031	19,695	14,180
Employee Stock Purchase Plan	1,514	1,442	5,429	1,942
Cash settlement of certain options	—	—	6,058	(382)
Tender offer	—	—	—	601

Total stock-based compensation expense	$26,599	$21,180	$81,714	$52,732

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of fair value of options.  We recognize the fair value of options issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

Restricted stock awards and units.  We recognize the fair value of RSAs and RSUs issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. Fair value is determined as the difference between the closing price of our common stock on the grant date or acquisition date and the purchase price of the RSAs and RSUs.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of net revenue — service and support	$882	$533	$2,400	$1,261
Cost of net revenue — subscription	332	244	886	561
Cost of net revenue — product	384	355	1,120	780

Stock-based compensation expense included in cost of net revenue	1,598	1,132	4,406	2,602
Research and development	6,699	4,970	19,904	13,036
Sales and marketing	10,646	9,355	36,841	22,469
General and administrative	7,656	5,723	20,563	14,625

Stock-based compensation expense included in operating costs	25,001	20,048	77,308	50,130

Total stock-based compensation expense	26,599	21,180	81,714	52,732
Deferred tax benefit	(7,770)	(5,897)	(22,394)	(14,841)

Total stock-based compensation expense, net of tax	$18,829	$15,283	$59,320	$37,891

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At September 30, 2009, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $143.4 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years. This amount does not reflect stock-based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of September 30, 2009.

4.	Business Combinations

2009 Acquisitions

On September 1, 2009, we acquired 100% of the outstanding shares of MX Logic, Inc. (“MX Logic”), a Software-as-a-Service provider of on-demand email, web security and archiving solutions for $138.5 million. The MX Logic purchase agreement provides for earn-out payments totaling up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. The $24.6 million fair value of the earn-out payments has been accrued for a total purchase price of $163.1 million.

The MX Logic contingent consideration arrangement requires payments up to $30.0 million that will be due and payable if certain criteria in relation to revenue recognized on the sale of MX Logic products are met during the three-year period subsequent to the close of the acquisition. The fair value of the contingent consideration arrangement of $24.6 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted revenue amounts. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability will be recorded in earnings. As of September 30, 2009 the range of outcomes and the assumptions used to develop the estimates had not changed significantly, and the amount accrued in the financial statements increased by $1.0 million. The increase in fair value was due to expected achievement of the earn-out payments at an earlier date than originally assumed and an increase in the net present value of the liability due to the passage of time.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 1, 2009, we acquired 100% of the outstanding shares of Solidcore Systems, Inc. (“Solidcore”), a provider of whitelisting technology that controls and protects the applications installed on a computer, for $32.1 million. The Solidcore purchase agreement provides for earn-out payments totaling up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets. The $8.4 million fair value of the earn-out payments has been accrued for a total purchase price of $40.5 million.

The Solidcore contingent consideration arrangement requires payments up to $14.0 million that will be due and payable if certain criteria in relation to amounts billed to customers for Solidcore products are met during the three-year period subsequent to the close of the acquisition and if certain criteria in relation to product development and integration are met within eighteen months of the acquisition. The fair value of the contingent consideration arrangement of $8.4 million was determined using the same approach described above for the MX Logic earn-out. As of September 30, 2009, the range of outcomes and the assumptions used to develop the estimates had not changed, and the amount accrued in the financial statements increased by $0.4 million. The increase in fair value was due to an increase in the net present value of the liability due to the passage of time.

The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized are related to certain tax elections for Solidcore, as well as the measurement of certain deferred tax assets and liabilities for both Solidcore and MX Logic. Our preliminary purchase price allocation for Solidcore and MX Logic are as follows (in thousands):

			Total 2009
	Solidcore	MX Logic	Acquisitions

Technology	$14,100	$36,100	$50,200
Customer contracts and related relationships	600	34,500	35,100
Other intangibles	2,100	3,900	6,000
Goodwill	17,679	96,343	114,022
Deferred tax assets	20,996	22,458	43,454
Cash	892	320	1,212
Other assets	1,400	5,853	7,253

Total assets acquired	57,767	199,474	257,241

Accrued liabilities and other liabilities	1,972	2,215	4,187
Deferred revenue	2,435	1,817	4,252
Deferred tax liabilities	12,825	32,354	45,179

Total liabilities assumed	17,232	36,386	53,618

Net assets acquired	$40,535	$163,088	$203,623

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities and the cost approach for certain tangible assets, and we used a discount rate reflective of the risk of the respective cash flows. Goodwill for Solidcore resulted primarily from our expectation that we will now be able to provide our customers with an end-to-end compliance solution that includes whitelisting and application trust technology, antivirus, antispyware, host intrusion prevention, policy auditing and firewall technologies. We intend to incorporate Solidcore’s technologies into our vulnerability and risk management business, integrating it with our McAfee ePolicy Orchestrator in 2009. The goodwill for Solidcore may be deductible for tax purposes, depending on certain tax elections that have not been finalized. Goodwill for MX Logic resulted primarily from our expectation that we will be able to deliver a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive cloud-based security portfolio to our customers. The goodwill for MX Logic is not deductible for tax purposes.

In January 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”), an intrusion prevention and detection company, for $2.5 million. The Endeavor purchase agreement provides for an earn-out payment totaling $1.0 million contingent upon the achievement of certain Endeavor financial targets during the two-year period subsequent to the close of the acquisition. The fair value of the earn-out of $0.7 million at acquisition was accrued, for a total purchase price of $3.2 million. As of September 30, 2009 the range of outcomes and the assumptions used to develop the estimates had not changed, and the amount recognized in the financial statements increased by $0.1 million. The increase in fair value was due to an increase in the net present value of the liability due to the passage of time. We recorded $1.4 million of goodwill, which is not deductible for tax purposes. We did not provide the purchase price allocation for Endeavor in the table above because the effect of this acquisition was not material to our condensed consolidated balance sheets.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates. The financial impact of these results is not material to our condensed consolidated statements of income and comprehensive income. In connection with the MX Logic acquisition, we recognized $1.0 million of acquisition related costs that were expensed in the current period and are included in general and administrative expenses in our condensed consolidated statements of income and other comprehensive income for the period ended September 30, 2009.

2008 Acquisitions

In 2008, we acquired ScanAlert, Inc. (“ScanAlert”) for $54.9 million, Reconnex Corporation (“Reconnex”) for $46.6 million and Secure Computing Corporation (“Secure Computing”) for $490.1 million. The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were developed utilizing recognized valuation techniques. We are continuing to assess uncertain tax positions as well as continuing to assess measurement of certain deferred tax assets and liabilities of Secure Computing. In the nine months ended September 30, 2009, we had purchase price adjustments totaling $5.2 million, primarily adjustments to preliminary deferred tax balances for Secure Computing.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for Endeavor, MX Logic or ScanAlert because the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore as if the acquisition had occurred at the beginning of 2009 and our combined results with Solidcore, Secure Computing and Reconnex as if the acquisitions had occurred at the beginning of 2008 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2009	2008

Pro forma net revenue	$468,249	$1,403,326	$1,344,231

Pro forma net income	$38,069	$113,896	$39,647

Pro forma basic net income per share	$0.25	$0.73	$0.25

Pro forma diluted net income per share	$0.25	$0.72	$0.25

Shares used in per share calculation — basic	152,347	155,580	157,350

Shares used in per share calculation — diluted	155,006	158,250	160,590

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure Computing’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure Computing in 2008, the effects of the in-process research and development charge for Secure Computing that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure Computing in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2008 and 2009, nor are they indicative of future operations of the combined companies.

5.	Financial Instruments

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	September 30, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses(1)	Fair Value

United States treasury and agency securities	$105,184	$465	$(71)	$105,578
Foreign government securities	23,294	21	—	23,315
Certificates of deposit and time deposits	34,673	—	—	34,673
Corporate debt securities	82,805	577	(8)	83,374
Mortgage-backed securities	10,351	884	(916)	10,319
Asset-backed securities	8,096	2,407	(1,272)	9,231

	$264,403	$4,354	$(2,267)	$266,490

(1)	Reflects the reclassification of the $4.1 million non-credit component of other-than-temporary impairments recorded in earnings through March 31, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$48,922	$876	$—	$49,798
Corporate debt securities	21,686	12	(66)	21,632
Mortgage-backed securities	12,884	2	(254)	12,632
Asset-backed securities	26,325	1,230	(1,194)	26,361

	$109,817	$2,120	$(1,514)	$110,423

At September 30, 2009, $244.1 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Non-current marketable securities of $22.4 million have maturities greater than one year with most of the maturities being greater than ten years, and are classified as non-current assets.

The following table summarizes the fair value and gross unrealized losses, related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2009	Value	Losses	Value	Losses(1)	Value	Losses

United States agency securities	$999	$(1)	$2,810	$(70)	$3,809	$(71)
Corporate debt securities	14,414	(8)	—	—	14,414	(8)
Mortgage-backed securities	—	—	6,080	(916)	6,080	(916)
Asset-backed securities	—	—	2,305	(1,272)	2,305	(1,272)

	$15,413	$(9)	$11,195	$(2,258)	$26,608	$(2,267)

(1)	Reflects the reclassification of the $4.1 million non-credit component of other-than-temporary impairments recorded in earnings through March 31, 2009.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$12,691	$(44)	$4,726	$(22)	$17,417	$(66)
Mortgage-backed securities	3,237	(2)	6,139	(252)	9,376	(254)
Asset-backed securities	10,870	(1,194)	—	—	10,870	(1,194)

	$26,798	$(1,240)	$10,865	$(274)	$37,663	$(1,514)

We do not intend to sell the securities with unrealized losses and other-than-temporary impairments recorded in accumulated other comprehensive income and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. When assessing other-than-temporary impairments, we consider factors including: the likely reason for the unrealized loss, period of time and extent to which the fair value was below amortized cost, changes in the performance of the underlying collateral,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in ratings, and market trends and conditions. We then evaluate whether amortized cost exceeds the net present value of expected future cash flows. We have recorded no other-than-temporary impairment since April 1, 2009. As of September 30, 2009, the amount of previously recognized credit losses remaining in retained earnings was $7.2 million.

Prior to April 1, 2009, any “other-than-temporary decline” in value was reported in earnings and a new cost basis for the marketable security was established. We had $0.7 million of other-than-temporary impairments in the nine months ended September 30, 2009 for impairments recorded in the first quarter of 2009. In the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments on marketable securities totaling $12.4 million and $14.9 million, respectively.

We recognized gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not reflect other-than-temporary impairments recognized within the interest and other income line item on our condensed consolidated statements of income and comprehensive income (in thousands):

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2009	2008	2009	2008

Realized gains	$42	$677	$269	$5,979
Realized losses	(1)	(14)	(2)	(66)

Net realized gain	$41	$663	$267	$5,913

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with certain nonfunctional monetary assets and liabilities such as accounts receivable and accounts payable denominated in the Euro, British Pound, and Canadian Dollar. The forward contracts typically range from one to three months in original maturity. We recognize derivatives, which are included in other current assets and other accrued liabilities on the condensed consolidated balance sheets, at fair value. On the condensed consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in interest and other income on our condensed consolidated statements of income and comprehensive income.

Forward contracts outstanding are presented below (in thousands):

	September 30, 2009			December 31, 2008
	Notional U.S.			Notional U.S.
	Dollar	Asset	Liability	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value	Equivalent	Fair Value	Fair Value

Euro	$31,165	$1	$(154)	$31,944	$56	$(757)
British Pound	9,313	40	—	8,503	26	(1,659)
Canadian Dollar	3,366	—	(3)	2,954	—	(55)

	$43,844	$41	$(157)	$43,401	$82	$(2,471)

In the three months ended September 30, 2009 and 2008, we recorded a $0.4 million and $10.3 million net realized gain, respectively, on derivatives. In the nine months ended September 30, 2009 and 2008, we recorded a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million net realized loss and a $1.0 million net realized gain, respectively, on derivatives. These amounts are recognized in interest and other income on our condensed consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

6.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	September 30,
	2008	Acquired	Adjustment	Exchange	2009

North America	$807,040	$109,074	$(4,157)	$1,059	$913,016
EMEA	253,748	661	(1,461)	5,442	258,390
Japan	35,607	6,184	(201)	—	41,590
Asia-Pacific (excluding Japan)	52,414	143	(259)	—	52,298
Latin America	20,807	73	(83)	429	21,226

Total	$1,169,616	$116,135	$(6,161)	$6,930	$1,286,520

The goodwill acquired during the nine months ended September 30, 2009 is due to the acquisitions of MX Logic, Solidcore and Endeavor. The adjustments to goodwill are primarily a result of purchase accounting adjustments to deferred taxes for the Secure Computing acquisition.

The components of intangible assets are as follows (in thousands):

	September 30, 2009				December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.2 years	$445,697	$(235,273)	$210,424	$385,915	$(176,072)	$209,843
Trademarks and patents	5.1 years	43,188	(37,099)	6,089	42,282	(35,639)	6,643
Customer base and other intangibles	5.7 years	222,679	(114,829)	107,850	182,282	(82,965)	99,317

		$711,564	$(387,201)	$324,363	$610,479	$(294,676)	$315,803

The aggregate amortization expenses for the intangible assets listed above totaled $29.9 million and $19.1 million in the three months ended September 30, 2009 and 2008, respectively, and $87.8 million and $57.0 million in the nine months ended September 30, 2009 and 2008, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of September 30, 2009 is as follows (in thousands):

Fiscal years:
Remainder of 2009	$30,824
2010	111,831
2011	86,883
2012	48,294
2013	22,348
Thereafter	24,183

$324,363

7.	Restructuring

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2009 (the “2009 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) realigned our sales and marketing workforce and staffing across various departments, (ii) disposed of excess facilities and (iii) eliminated redundant positions related to acquisitions.

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot Holdings B.V. (“SafeBoot”) and Secure Computing acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

During 2006 (the “2006 Restructuring”), we took the following measures: (i) reduced our workforce and (ii) continued our efforts to consolidate and dispose of excess facilities. We paid the remaining $0.2 million of lease termination costs and severance and other benefits related to the 2006 Restructuring during the nine months ended September 30, 2009.

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures: (i) reduced our workforce, (ii) consolidated and disposed of excess facilities, (iii) moved our European headquarters to Ireland and vacated a leased facility in Amsterdam, (iv) consolidated operations formerly housed in three leased facilities in Dallas, Texas into our regional headquarters facility in Plano, Texas, (v) relocated employees from the Santa Clara, California headquarters site to our Plano facility as part of the consolidation activities and (vi) sold our Sniffer and Magic product lines in 2004. During the nine months ended September 30, 2009, we recorded a $2.8 million decrease to the liability. We have no outstanding accrual balance related to the 2004 and 2003 Restructurings as of September 30, 2009 as we have occupied or plan to occupy the previously vacated space.

Restructuring charges in the nine months ended September 30, 2009 totaled $10.9 million, consisting of $10.2 million related to the 2009 Restructuring, a $3.0 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, including accretion on facility restructurings, partially offset by a $2.4 million restructuring benefit related to the 2004 and 2003 Restructurings.

Restructuring charges in the nine months ended September 30, 2008 totaled $0.5 million, consisting of a $5.5 million charge related to the 2008 Restructuring offset by a $5.0 million benefit, net of accretion, related to the 2004 and 2003 Restructuring.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	8,674	10,197
Cash payments	(360)	(7,253)	(7,613)
Adjustment to liability	—	(2)	(2)
Effects of foreign currency exchange	—	30	30
Accretion	6	—	6

Balance, September 30, 2009	$1,169	$1,449	$2,618

Of the total 2009 restructuring charge, $3.3 million, $6.6 million, and $0.3 million was recorded in EMEA, North America and Asia-Pacific, respectively. Lease termination costs and severance and other benefits are expected to be paid through 2009. Accretion relates to lease termination costs.

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Cash payments	—	(5,419)	(5,419)
Adjustment to liability	—	(25)	(25)
Effects of foreign currency exchange	—	(2)	(2)
Accretion	29	—	29

Balance, December 31, 2008	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Cash payments	(2,557)	(3,917)	(6,474)
Adjustment to liability	306	(180)	126
Effects of foreign currency exchange	213	(7)	206
Accretion	202	—	202

Balance, September 30, 2009	$4,335	$32	$4,367

Of the total 2009 restructuring charge for severance, $0.3 million and $2.7 million was recorded in EMEA and North America, respectively. In 2008, the $6.1 million accrual for lease termination costs was recorded on the opening balance sheet for Secure Computing for costs associated with permanently vacated facilities. In the nine months ended September 30, 2009, we recorded a $0.3 million purchase price adjustment for additional lease related costs associated with permanently vacated facilities. The 2009 accretion relates to these lease termination costs. Lease termination costs will be paid through 2015 and severance and other benefits will be paid in 2009. Accretion relates to lease termination costs.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.00% to 2.50%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Our interest rate was 2.3% as of September 30, 2009. Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio.

In January 2009, we borrowed $100.0 million against the term loan in the Credit Facility. The principal together with any accrued interest on the term loan is due on December 22, 2009. No balances were outstanding under the Credit Facility as of December 31, 2008.

The Credit Facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At September 30, 2009 and December 31, 2008, we were in compliance with all covenants in the Credit Facility.

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of September 30, 2009 and December 31, 2008.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator — basic and diluted net income	$36,789	$48,808	$118,898	$126,803

Denominator — basic
Basic weighted average common stock outstanding	157,186	152,347	155,580	157,350

Denominator — diluted
Basic weighted average common stock outstanding	157,186	152,347	155,580	157,350
Effect of dilutive securities(1)	2,739	2,659	2,670	3,240

Diluted weighted average shares	159,925	155,006	158,250	160,590

Net income per share — basic	$0.23	$0.32	$0.76	$0.81

Net income per share — diluted	$0.23	$0.31	$0.75	$0.79

(1)	In the three months ended September 30, 2009 and 2008, 3.2 million and 4.8 million options and RSUs, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.0 million and 1.2 million PSUs for the three months ended September 30, 2009 and 2008, respectively because they are contingently issuable shares.

In the nine months ended September 30, 2009 and 2008, 5.4 million and 5.2 million options and RSUs, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.0 million and 1.2 million PSUs for the nine months ended September 30, 2009 and 2008, respectively, because they are contingently issuable shares.

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

Our consolidated provision for income taxes for the three months ended September 30, 2009 and 2008 was $6.8 million and $5.1 million, respectively, reflecting an effective tax rate of 16% and 9%, respectively. The effective tax rate for the three months ended September 30, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as tax benefits recognized in the third quarter as a result of statute expirations in various jurisdictions. The effective tax rate for the three months ended September 30, 2008 differs from the statutory rate primarily due to the benefit of lower taxes rates in certain foreign jurisdictions and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate.

Our consolidated provision for income taxes for the nine months ended September 30, 2009 and 2008 was $33.8 million and $60.7 million, respectively, reflecting an effective tax rate of 22% and 32%, respectively. The effective tax rate for the nine months ended September 30, 2009 differs from the U.S. federal statutory rate primarily

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2008 differs from the statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions, offset by the negative impact resulting from certain acquisition integration activities, which, on a year-to-date basis, accounted for 14 percentage points of our effective tax rate. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed the tax expense in the fourth quarter of 2008.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the period through which the holiday would be effective to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of September 30, 2009.

We account for uncertainties in income taxes by applying a more-likely-than-not recognition threshold for all tax uncertainties. Accounting guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.2 million to $12.6 million as audits close and statutes expire.

The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 and 2005 and in Germany for the years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the nine months ended September 30, 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the nine months ended September 30, 2009, resulting in a tax benefit of approximately $13.6 million.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker evaluates financial performance by geographic region based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Historically, the measure of segment income from operations included the allocation of cost of revenues, research and development and certain sales and marketing expenses. We revised the segment information for the three and nine months ended September 30, 2008 to conform to the 2009 presentation for comparative purposes. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue by region:
North America	$273,464	$218,365	$793,295	$612,333
EMEA	136,034	130,513	385,984	385,101
Japan	33,135	28,524	102,547	83,695
Asia-Pacific, excluding Japan	26,087	18,435	69,372	55,718
Latin America	16,551	13,842	50,468	39,231

Net revenue	$485,271	$409,679	$1,401,666	$1,176,078

Income from operations by region:
North America	$205,158	$165,653	$585,481	$463,588
EMEA	106,649	101,328	301,834	292,966
Japan	25,925	20,453	79,756	60,992
Asia-Pacific, excluding Japan	16,004	10,900	44,818	34,913
Latin America	11,139	9,231	36,152	26,542
Corporate and other	(322,370)	(258,202)	(897,890)	(721,994)

Income from operations	$42,505	$49,363	$150,151	$157,007

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

Settled Cases

In July 2001, certain investment bank underwriters and McAfee, along with certain of our officers and directors were named in a putative class action for alleged violation of federal securities laws (United States District Court for the Southern District of New York, In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ.7034 (SAS)). This was one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies. A global settlement between all parties was reached and approved by the court in October 2009, and we are not required to make any payment. An appeal has been filed by certain members of the putative class, not to the settlement itself, but rather in relation to the scope of those considered to be part of the class.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Open Cases

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of September 30, 2009, we had accrued aggregate liabilities of approximately $38.9 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

In June 2006, Finjan Software, Ltd. filed a complaint in the United States District Court for the District of Delaware against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure Computing from infringing the asserted claims of the Finjan patents. We have accrued the amended jury damages. We have filed a notice of appeal and will vigorously challenge the verdict and post-trial rulings.

We have other patent infringement cases pending against us and we intend to vigorously defend these claims.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

13.	Warranty Accrual and Guarantees

Unless local law dictates a longer period, we offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of September 30, 2009 and December 31, 2008 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2008	$489
Additional accruals	4,236
Costs incurred during the period	(3,615)

Balance, December 31, 2008	1,110
Additional accruals	2,776
Costs incurred during the period	(2,570)

Balance, September 30, 2009	$1,316

The following is a summary of certain guarantee and indemnification agreements as of September 30, 2009:

•	Under the indemnification provision of our software license agreements and selected managed service agreements, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We have not incurred any significant expense or recorded any liability associated with this indemnification.

•	Under the indemnification provision of certain vendor agreements we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor against any loss,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, or liability from any damages. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum liability under these indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Subject to limited exceptions, the representations and warranties made in these agreements have expired. We have not paid any amounts, incurred any significant expense or recorded any accruals under these indemnifications. We believe the estimated fair value of these indemnification clauses is minimal.

•	We indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Our maximum potential liability under these indemnification agreements is not limited; however, we have director and officer insurance coverage that we believe will enable us to recover a portion or all of any future amounts paid.

•	Under the indemnification provision of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum potential liability under this indemnification is $64.3 million. We have not paid any amounts, incurred any significant expense or recorded any accruals related to this indemnification. The purchaser has made claims against the escrow and we are currently evaluating the validity of these claims.

If we believe a liability associated with any of our indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

14.	Subsequent Events

We have evaluated subsequent events through November 6, 2009, the basis for that date being the day the financial statements were issued.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from three sources: (i) service and support revenue, which includes support and maintenance, training and consulting revenue; (ii) subscription revenue, which consists of revenue from customers who purchase licenses for products for the term of the subscription; and (iii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and hardware product sales. In the three months ended September 30, 2009, service and support revenue accounted for 52%, subscription revenue accounted for 38% and product revenue accounted for 10% of total net revenue, respectively. In the nine months ended September 30, 2009, service and support revenue accounted for 51%, subscription revenue accounted for 40% and product revenue accounted for 9% of total net revenue, respectively.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators to evaluate the growth and health of our business, including net revenue, operating income and net income.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended September 30, 2009 grew by $75.6 million, or 18%, to $485.3 million from $409.7 million in the three months ended September 30, 2008. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2008 and 2009 acquisitions contributed $65.4 million in the three months ended September 30, 2009. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $9.8 million in the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.

Our net revenue in the nine months ended September 30, 2009 grew by $225.6 million, or 19%, to $1,401.7 million from $1,176.1 million in the nine months ended September 30, 2008. Net revenue from our 2008 and 2009 acquisitions contributed $161.8 million in the nine months ended September 30, 2009. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $46.8 million in the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.

Operating Income.  The $6.9 million decrease in operating income in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to the overall growth of our company, including increased revenue, offset by the following factors: (i) a $10.7 million increase in amortization expense as a result of purchased technology and intangibles acquired in recent acquisitions, (ii) a $12.0 million increase in settlement costs and legal expenses associated with patent infringement lawsuits and (iii) a $30.2 million increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

The $6.9 million decrease in operating income in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to the overall growth of our company, including increased revenue, offset by the following factors: (i) a $30.8 million increase in amortization expense as a result of purchased technology and intangibles acquired in recent acquisitions, (ii) a $10.4 million increase in restructuring charges due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce and (iii) a $93.2 million increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Our operating income as a percentage of revenue was 9% for the three months ended September 30, 2009 compared to 12% for the three months ended September 30, 2008. This decrease in margin is driven by an increase in amortization expense as a result of purchased technology and intangibles acquired in recent acquisitions, an increase in settlement costs and legal expenses and an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Our operating income as a percentage of revenue was 11% for the nine months ended September 30, 2009 compared to 13% for the nine months ended September 30, 2008. This decrease in margins is driven by an increase in amortization expense as a result of purchased technology and intangibles acquired in recent acquisitions, restructuring charges due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce, and an increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition.

Net Income.  The $12.0 million decrease in net income in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to items discussed above under operating income as well as an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below and a $15.2 million decrease in interest and other income primarily attributable to lower yields and lower cash and marketable securities balances and decreased net foreign currency transaction gains, offset slightly by a $12.4 million decrease in marketable security impairment charges. In the three months ended September 30, 2009, we had no marketable security impairments compared to $12.4 million of marketable security impairments in the three months ended September 30, 2008.

The $7.9 million decrease in net income in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to items discussed above under operating income as well as a $36.5 million decrease in interest and other income primarily attributable to lower yields and lower cash and marketable securities balances and decreased foreign currency transaction gains, offset by a decrease in our effective tax rate discussed more fully in “Provision for Income Taxes” below and a $14.2 million decrease in marketable security impairment charges. In the nine months ended September 30, 2009, we had $0.7 million of marketable security impairments compared to $14.9 million in the nine months ended September 30, 2008.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In the third quarter of 2009, we acquired MX Logic for $138.5 million. With the MX Logic acquisition, we plan to deliver a comprehensive cloud-based security portfolio. In the second quarter of 2009, we acquired Solidcore for $32.1 million. With the Solidcore acquisition, we plan to couple Solidcore’s whitelisting and compliance enforcement technology with our compliance mapping and policy auditing to deliver an end-to-end compliance solution. In the fourth quarter of 2008, we acquired Secure Computing for $490.1 million. With the Secure Computing acquisition, we plan to deliver a complete network security solution to organizations of all sizes. We expect that the acquisitions of Secure Computing, Solidcore, and MX Logic will have a dilutive impact in the remainder of 2009, primarily due to the amortization of intangibles.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $61.9 million, or 25%, to $308.6 million during the three months ended September 30, 2009 from $246.7 million in the three months ended September 30, 2008. The year-over-year increase in revenue was due to a $52.8 million increase in revenue from our network offerings, which includes new revenue integrated from our Secure Computing acquisition, a $5.1 million increase in revenue from our end point solutions offerings and a $4.0 million increase in revenue primarily from our services offerings.

Net revenue from our corporate products increased $172.8 million, or 25%, to $876.0 million during the nine months ended September 30, 2009 from $703.1 million in the nine months ended September 30, 2008. The year-over-year increase in revenue was due to a $147.8 million increase in revenue from our network offerings, which includes new revenue integrated from our Secure Computing acquisition, a $19.9 million increase in revenue primarily from our services offerings and a $5.2 million increase in revenue from our end point solutions offerings.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $13.7 million, or 8%, to $176.7 million in the three months ended September 30, 2009 from $163.0 million in the three months ended September 30, 2008. Net revenue from our consumer security market increased $52.8 million, or 11%, to $525.7 million in the nine months ended September 30, 2009 from $473.0 million in the nine months ended September 30, 2008. Net revenue from our consumer market increased during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to (i) an increase in our online customer base, (ii) increased online renewal subscriptions from a larger customer base and

(iii) increased up-sell to higher level suites with higher price points. We continued to strengthen our relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

Deferred Revenue.  Our deferred revenue balance at September 30, 2009 increased 3% to $1,333.8 million, compared to $1,293.1 million at December 31, 2008. Our deferred revenue balance was positively impacted as a result of (i) the weaker U.S. dollar against the Euro on September 30, 2009 compared to December 31, 2008 and (ii) acquired deferred revenue totaling $4.4 million from our acquisitions in 2009. In addition, our deferred revenue continued to increase as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up front payments for maintenance and subscriptions but we recognize revenue over the service or subscription term. Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during 2008 and the first three quarters of 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Macro Economic Conditions.  While we have recently experienced growth in revenue, economic conditions and financial markets continue to be negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries have been experiencing slowed or receding economic growth and disruptions in the financial markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, high unemployment, and tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for or change in mix of our product shipments, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

Foreign Exchange Fluctuations.  We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency rates may have a potentially greater impact on our revenue and operating results. The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted. During the three and nine months ended September 30, 2009, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and weakened against the Yen compared to the three and nine months ended September 30, 2008. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our financial statements and this has resulted in a decrease in the revenue and expense amounts in certain foreign countries in our statements of income for the three and nine months ended September 30, 2009 as compared to the same prior-year periods.

Critical Accounting Policies and Estimates

Pursuant to recently issued accounting guidance, we separate our other-than-temporary impairments between the credit and non-credit components. The credit loss component is recognized in earnings and the non-credit loss component is recognized in accumulated other comprehensive income (loss). This resulted in a cumulative effect adjustment to retained earnings for the non-credit component, as discussed more fully in Note 2 to the condensed consolidated financial statements. Other than this change, we have had no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$250,851	$208,773	$42,078	20%	$713,630	$596,745	$116,885	20%
Subscription	184,129	166,752	17,377	10	556,802	491,969	64,833	13
Product	50,291	34,154	16,137	47	131,234	87,364	43,870	50

Total net revenue	$485,271	$409,679	$75,592	18%	$1,401,666	$1,176,078	$225,588	19%

Net revenue by geography:
North America	$273,464	$218,365	$55,099	25%	$793,295	$612,333	$180,962	30%
EMEA	136,034	130,513	5,521	4	385,984	385,101	883	—
Japan	33,135	28,524	4,611	16	102,547	83,695	18,852	23
Asia-Pacific, excluding Japan	26,087	18,435	7,652	42	69,372	55,718	13,654	25
Latin America	16,551	13,842	2,709	20	50,468	39,231	11,237	29

Total net revenue	$485,271	$409,679	$75,592	18%	$1,401,666	$1,176,078	$225,588	19%

Net service and support revenue:
Support and maintenance	$226,174	$191,550	$34,624	18%	$645,541	$553,616	$91,925	17%
Consulting, training and other services	24,677	17,223	7,454	43	68,089	43,129	24,960	58

Total service and support revenue	$250,851	$208,773	$42,078	20%	$713,630	$596,745	$116,885	20%

Net product revenue:
Licenses	$19,123	$14,365	$4,758	33%	$47,044	$41,070	$5,974	15%
Hardware	27,943	16,218	11,725	72	72,010	38,308	33,702	88
Retail and other	3,225	3,571	(346)	(10)	12,180	7,986	4,194	53

Total product revenue	$50,291	$34,154	$16,137	47%	$131,234	$87,364	$43,870	50%

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

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 44% and 43% of net revenue in the three and nine months ended September 30, 2009 and approximately 47% and 48% of net revenue in the three and nine months ended September 30, 2008, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue and we expect this trend to continue.

The increase in total net revenue in North America during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to (i) a $49.5 million increase in corporate revenue due to increased revenue from our network security offerings, which includes new revenue from products integrated from our Secure Computing acquisition, and our end point solutions offerings and (ii) a $5.6 million increase in our consumer revenue.

The increase in total net revenue in North America during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to (i) a $153.6 million increase in corporate revenue due to increased revenue from our network security offerings, which includes new revenue from products integrated from our Secure Computing acquisition, increased revenue from our end point solutions and our services offerings and (ii) a $27.3 million increase in our consumer revenue.

The increase in net revenue in EMEA was attributable to revenue growth from both our consumer and corporate offerings, offset by the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis in both the three and nine months ended September 30, 2009 compared to the same prior-year periods. The foreign exchange impact resulted in an approximate $13.4 million and $55.9 million reduction to EMEA net revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Net revenue from Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $3.7 million and $9.7 million contribution to Japan net revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The increase in net revenue from Asia Pacific, excluding Japan, and Latin America during the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to increased revenue from our corporate offerings in Asia-Pacific, excluding Japan, and increased revenue from our consumer and corporate offerings in Latin America.

Service and Support Revenue

The increases in service and support revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was attributable to an increase in support and maintenance primarily due to an increase in sales of support renewals to existing and new customers and to amortization of previously deferred revenue from support arrangements. In addition, we have expanded our support offerings to include premium-level services. Revenue from consulting increased due to growth in integration and implementation services.

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

Subscription Revenue

The increases in subscription revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic partners, such as Acer, Dell, Sony Computer and Toshiba, (ii) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (iii) increases in royalties from sales by our strategic channel. Subscription revenue continues to be positively impacted by McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection Solutions, as these suites utilize a subscription-based model.

Product Revenue

The increases in product revenue for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, were attributable to (i) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization and (ii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$27,558	$17,031	$10,527	62%	$78,627	$47,460	$31,167	66%
Subscription	51,192	48,245	2,947	6	148,526	141,210	7,316	5
Product	28,660	19,623	9,037	46	70,702	48,981	21,721	44
Amortization of purchased technology	19,360	13,610	5,750	42	57,193	40,527	16,666	41

Total cost of net revenue	$126,770	$98,509	$28,261	29%	$355,048	$278,178	$76,870	28%

Components of gross margin:
Service and support	$223,293	$191,742			$635,003	$549,285
Subscription	132,937	118,507			408,276	350,759
Product	21,631	14,531			60,532	38,383
Amortization of purchased technology	(19,360)	(13,610)			(57,193)	(40,527)

Total gross margin	$358,501	$311,170			$1,046,618	$897,900

Total gross margin percentage	74%	76%			75%	76%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees, as well as expenses related to professional service subcontractors, customer and technical support, training and consulting services. The cost of service and support revenue increased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due to increased professional services costs related to consulting services and increased costs related to customer and technical support. The cost of service and support revenue as a percentage of service and support revenue for the three and nine months ended September 30, 2009 increased compared to the same period in 2008 primarily attributable to the addition of Secure Computing customer support, training and consulting personnel, mitigated in part by increased service contracts and support renewals.

We anticipate the cost of service and support revenue will increase in absolute dollars driven primarily by additional growth in our consulting services, which provide end users with product design, user training, and deployment support and the expected impact related to the acquisition of Secure Computing.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic partners, costs of customer support for subscription arrangements and the costs of media, manuals and packaging related to McAfee

Consumer Suites, as these suites utilize a subscription-based model. The increase in subscription costs for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily attributable to an increase in the cost of customer support driven primarily by increased volume of online subscription arrangements. The cost of subscription revenue as a percentage of subscription revenue decreased slightly for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily attributable to lower costs per transaction from sales originating with our strategic partners.

We anticipate that the cost of subscription revenue will increase in absolute dollars due to expected increased demand for our subscription-based products with associated royalty and revenue-sharing costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for the three and nine months ended September 30, 2009 increased compared to the three and nine months ended September 30, 2008 due primarily to additional product-related transactions related to the acquisition of Secure Computing. Cost of product revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 remained consistent primarily attributable to an increase in both the number and size of higher margin corporate transactions sold to customers through a solution selling approach, offset by increased costs of embedded third-party technologies related to patent infringement lawsuits. Cost of product revenue for the nine months ended September 30, 2009 decreased as a percentage of product revenue compared to the same periods in 2008, as the result of an increase in both the number and size of higher margin corporate transactions.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily driven by the acquisition of Secure Computing in December 2008. Amortization of purchased technology related to this acquisition was $6.9 million and $20.8 million in the three and nine months ended September 30, 2009, respectively.

We expect amortization of purchased technology to increase in absolute dollars when comparing 2009 to 2008 as a result of our 2008 and 2009 acquisitions.

Gross Margin

Our gross margins decreased slightly for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due primarily to increased cost of service and support revenue and increased amortization of purchased technology related to acquisitions made during 2008.

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

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Stock-based compensation expense	$26,599	$21,180	$5,419	26%	$81,714	$52,732	$28,982	55%

The $5.4 million increase in stock-based compensation expense during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to (i) a $4.4 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing and (ii) a $0.8 million increase in expense relating to options. See Note 3 to the condensed consolidated financial statements for additional information.

The $29.0 million increase in stock-based compensation expense during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to (i) a $12.1 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing, (ii) a $6.1 million increase in expense relating to the cash settlement of certain expired options, (iii) a $5.5 million increase in expense relating to increased grants of PSUs, of which a significant portion were granted in February 2008, (iv) a $3.5 million increase in expense related to reinstating our ESPP in June 2008 and (v) a $2.1 million increase in expense relating to options. See Note 3 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Research and development(1)	$82,248	$64,478	$17,770	28%	$240,407	$185,101	$55,306	30%
Percentage of net revenue	17%	16%			17%	16%

(1)	Includes stock-based compensation charges of $6,699 and $4,970 in the three months ended September 30, 2009 and 2008, respectively, and $19,904 and $13,036 in the nine months ended September 30, 2009 and 2008, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended September 30, 2009 was primarily attributable to (i) a $14.1 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily from our Secure Computing acquisition, (ii) a $1.7 million increase in stock-based compensation expense and (iii) increases in various other expenses associated with research and development activities, offset by a $2.4 million decrease due to the net impact of foreign exchange rates, primarily driven by the strengthening of the U.S. Dollar against foreign currencies during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The increase in research and development expenses in the nine months ended September 30, 2009 was primarily attributable to (i) a $39.0 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily from our Secure Computing acquisition, (ii) a $6.9 million increase in stock-based compensation expense, (iii) a $3.7 million increase in equipment and depreciation expense and (iv) increases in various other expenses associated with research and development activities, offset by a $10.8 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Sales and marketing(1)	$155,594	$139,264	$16,330	12%	$465,182	$392,061	$73,121	19%
Percentage of net revenue	32%	34%			33%	33%

(1)	Includes stock-based compensation charges of $10,646 and $9,355 in the three months ended September 30, 2009 and 2008, respectively, and $36,841 and $22,469 in the nine months ended September 30, 2009 and 2008, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and promotions. The increase in sales and marketing expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflected (i) a $15.0 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily from our Secure Computing acquisition and increased commissions, (ii) a $1.3 million increase in stock-based compensation expense and (iii) increases in various other expenses associated with sales and marketing activities, offset by a $3.1 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The increase in sales and marketing expenses during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflected (i) a $38.0 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily from our Secure Computing acquisition and increased commissions, (ii) a $20.3 million increase related to agreements with certain PC OEM partners, (iii) a $14.4 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with sales and marketing activities, offset by a $20.6 million decrease due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

We anticipate that sales and marketing expenses will increase in absolute dollars primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

General and administrative(1)	$65,948	$49,888	$16,060	32%	$149,359	$146,721	$2,638	2%
Percentage of net revenue	14%	12%			11%	12%

(1)	Includes stock-based compensation charges of $7,656 and $5,723 in the three months ended September 30, 2009 and 2008, respectively, and $20,563 and $14,625 in the nine months ended September 30, 2009 and 2008, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflected (i) a $12.0 million increase in settlement costs and legal expenses associated with patent infringement lawsuits, partially offset by decreased indemnification costs related to our current and former officers and directors, (ii) a $1.9 million increase in stock-based compensation expense and (iii) increases in various other expenses associated with general and administrative activities.

The increase in general and administrative expenses during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflected a (i) a $5.9 million increase in stock-based compensation expense, (ii) a $5.5 million benefit recognized in the three months ended March 31, 2008 related to the change in fair value of certain stock options and (iii) increases in various other expenses associated with general and administrative activities, offset by $14.7 million decrease in legal expenses and settlement costs, primarily related to decreases in costs associated with indemnification of our current and former officers and directors, as well as a $6.5 million reimbursement from an insurance carrier for legal fees incurred related to cost of defense incurred in connection with our stock option investigation that commenced in May 2006.

We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2009.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Amortization of intangibles	$10,492	$5,502	$4,990	91%	$30,600	$16,478	$14,122	86%

Intangibles consist of identifiable intangible assets such as trademarks and customer lists. The increase in amortization of intangibles was primarily attributable to our acquisition of Secure Computing in December 2008. Amortization of intangibles related to Secure Computing was $5.2 million and $15.8 million in the three and nine months ended September 30, 2009.

We expect amortization of intangibles to increase in absolute dollars during the remainder of 2009 when compared to 2008 as a result of our 2008 and 2009 acquisitions.

Restructuring Charges

Restructuring charges in the three months ended September 30, 2009 totaled $1.7 million, which was primarily related to our 2009 restructuring of two facilities. Restructuring charges in the three months ended September 30, 2008 totaled $2.7 million, which related to the realignment of our sales force and staffing across all departments.

Restructuring charges in the nine months ended September 30, 2009 totaled $10.9 million, of which $8.7 million primarily related to the realignment of our sales and marketing workforce and staffing across various other departments and an accrual over the service period for our elimination of certain positions related to acquisitions, $3.0 million primarily related to additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing and accretion of lease exit costs, $1.5 million primarily related to our 2009 restructuring of two facilities, partially offset by a $2.4 million restructuring benefit related to the termination of the final sublease agreement and extinguishment of the remaining 2004 and 2003 Restructurings.

Restructuring charges in the nine months ended September 30, 2008 totaled $0.5 million. We recorded a charge of $5.5 million related to the elimination of certain positions at SafeBoot that were redundant to positions at McAfee and the realignment of our sales force, offset by a $5.0 million benefit related primarily to (i) the reversal of a portion of the 2004 and 2003 Restructurings and (ii) revisions to previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004. See Note 7 to our condensed consolidated financial statements for a description of restructuring activities.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Interest and other income	$1,028	$16,242	$(15,214)	(94)%	$2,982	$39,529	$(36,547)	(92)%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses and net forward contract gains and losses. The decrease in interest income for the three months ended September 30, 2009 was primarily due to (i) a decrease in our average cash, cash equivalents and marketable securities of approximately $159.7 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and (ii) a lower average rate of annualized return on our investments from approximately 3% in the three months ended September 30, 2008 to 1% in the three months ended September 30, 2009.

The decrease in interest income for the nine months ended September 30, 2009 was primarily due to (i) a decrease in our average cash, cash equivalents and marketable securities of approximately $378.3 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and (ii) a lower average rate of annualized return on our investments from approximately 4% in the nine months ended September 30, 2008 to 1% in the nine months ended September 30, 2009.

We recorded a net foreign currency transaction gain of less than $0.1 million during the three months ended September 30, 2009 in our condensed consolidated statements of income and comprehensive income compared to a net gain of $7.4 million during the three months ended September 30, 2008. We recorded a net foreign currency transaction loss of $0.5 million during the nine months ended September 30, 2009 in our condensed consolidated statements of income and comprehensive income compared to a gain of $5.9 million during the nine months ended September 30, 2008.

We anticipate that interest and other income will decrease during 2009 as a result of lower cash balances in 2009 due to acquisitions and our stock repurchases during 2008, the declining interest rate environment and our shifting a large percentage of our investment portfolio to shorter-term and U.S. government guaranteed investments which have lower yields.

Impairment of Marketable Securities

During the three months ended September 30, 2009, we recorded no other-than-temporary impairments on our marketable securities. During the nine months ended September 30, 2009, we recorded impairments on certain of our marketable securities of $0.7 million. In the three and nine months ended September 30, 2008, we recorded impairments on certain of our marketable securities of $12.4 million and $14.9 million, respectively. The 2009 and 2008 other-than-temporary impairments were recorded on certain of our asset-backed and mortgage-backed securities which had significant declines in fair value, as well as one corporate debt security due to the issuer declaring bankruptcy. Pursuant to accounting guidance effective in the second quarter of 2009, other-than-temporary impairment on our marketable securities is now based on our determination of whether the security will be sold prior to recovery or if our cost basis in the securities will be recovered. Further deterioration in the underlying collateral of our asset-backed and collateralized mortgage securities could result in additional impairment charges, as will collectability issues on our corporate debt securities.

Gain on Sale of Investments, Net

During the three months ended September 30, 2009 and 2008, we recognized net gains on the sale of marketable securities of less than $0.1 million and $0.7 million, respectively. During the nine months ended September 30, 2009 and 2008, we recognized net gains on the sale of marketable securities of $0.3 million and $5.9 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with higher yields, for liquidity purposes, or into investments that are considered more conservative. We do not plan on selling any securities in a loss position.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Nine Months Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)

Provision for income taxes	$6,785	$5,104	$1,681	33%	$33,792	$60,720	$(26,928)	(44)%
Effective tax rate	16%	9%			22%	32%

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

The effective tax rate for the three months ended September 30, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as tax benefits recognized in the third quarter as a result of statute expirations in various jurisdictions. The effective tax rate for the three months ended September 30, 2008 differs from the statutory rate primarily due to the benefit of lower taxes rates in certain foreign jurisdictions and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate.

The effective tax rate for the nine months ended September 30, 2009 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2008 differs from the statutory rate primarily due the benefit of lower tax rates in certain jurisdictions, offset by the negative impact resulting from certain acquisition integration activities, which, on a year-to-date basis, accounted for 14 percentage points of our effective tax rate. The decrease in the effective tax rate for the nine months ended September 30, 2009 as compared to the prior period is primarily due to the impact of negative tax consequences associated with certain acquisition integration activities in the nine months ended September 30, 2008. In October of 2008, we were granted administrative relief by the U.S. Internal Revenue Service from the negative tax consequences associated with certain acquisition integration activities. As a result, we reversed the tax expense in the fourth quarter of 2008.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the period through which the holiday would be effective to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of September 30, 2009.

The U.S. Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 and 2005 and in Germany for the years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the nine months ended September 30, 2009. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the nine months ended September 30, 2009, resulting in a tax benefit of approximately $13.6 million.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$351,219	$238,478
Net cash (used in) provided by investing activities	(367,555)	383,893
Net cash provided by (used in) financing activities	152,505	(381,966)

Overview

At September 30, 2009, our cash, cash equivalents and marketable securities totaled $905.9 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $883.5 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, acquisitions and purchases of marketable securities.

During the nine months ended September 30, 2009, we had net income of $118.9 million, proceeds of $100.0 million from the draw down under an unsecured term loan and $70.5 million of proceeds from the issuance of common stock under our stock option and stock purchase plans. We used $171.6 million for the acquisitions of Endeavor, Solidcore and MX Logic, net of cash acquired, and $4.9 million for payment of a portion of the accrued purchase price for Securify, Inc. which we assumed in the acquisition of Secure Computing in 2008. We also used $151.7 million for the net purchase of marketable securities, $44.4 million for purchases of property and equipment and $21.7 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

During the nine months ended September 30, 2008, we had $521.9 million of net proceeds from the sale or maturity of marketable securities, we had net income of $126.8 million and we received $117.3 million of proceeds from the issuance of common stock under our stock option and stock purchase plans. We paid $95.2 million, net of cash received, for our acquisitions of ScanAlert and Reconnex, $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot and $2.0 million to acquire an intangible asset from Lockdown Networks. In addition, we used $515.6 million for repurchases of our common stock, including commissions, and $34.7 million for purchases of property and equipment. Of the $515.6 million used for stock repurchases, $500.0 million was used for share repurchases in the open market and $15.6 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Our management plans to use our cash and cash equivalents for future operations, potential acquisitions, earn-out payments related to current acquisitions and payment of principal and accrued interest on our term loan. We may in the future repurchase our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations, along with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily the result of cash collections on accounts receivable and our net income of $118.9 million. Net cash provided by operating activities in the nine months ended September 30, 2008 was primarily the result of our net income of $126.8 million. Working capital uses of cash included increased prepaid expenses and other assets primarily due to increased partner payments and decreased accrued taxes and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions. The amounts for changes in assets and liabilities presented in the condensed consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2009 and December 31, 2008, approximately $514.5 million and $364.5 million, respectively, were held outside the United States. We utilize a variety of planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. In 2009, we entered into royalty and distribution-related agreements totaling approximately $172.0 million payable in installments beginning in the fourth quarter of 2009 through 2011. These commitments are in the ordinary course of business and we expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 12 to the condensed consolidated financial statements.

Investing Activities

Net cash used in investing activities was $367.6 million during the nine months ended September 30, 2009 as compared to net cash provided by investing activities of $383.9 million during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the primary uses of cash in investing activities included $171.6 million for acquisitions, $151.7 million of net purchases of marketable securities and $44.4 million for purchases of property and equipment.

Our cash used for acquisitions increased to $171.6 million for the nine months ended September 30, 2009 compared to $103.2 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we paid $137.9 million, $31.2 million and $2.5 million, net of cash acquired, to purchase MX Logic, Solidcore and Endeavor, respectively. During the nine months ended September 30, 2008, we paid $46.2 million and $49.0 million, net of cash acquired, to purchase Reconnex and ScanAlert, respectively, and $6.0 million for direct acquisition costs accrued at December 31, 2007 for our acquisition of SafeBoot.

Our cash used for purchases of property and equipment increased to $44.4 million for the nine months ended September 30, 2009 compared to $34.7 million for the nine months ended September 30, 2008. The property and equipment purchased during the nine months ended September 30, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices. The property and equipment purchased during the nine months ended September 30, 2008 was primarily for purchases of computers, equipment and software. We expect to continue to have slight increases in capital expenditures compared to the prior year.

Financing Activities

Net cash provided by financing activities was $152.5 million during the nine months ended September 30, 2009 compared to net cash used in financing activities of $382.0 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, primary sources of cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility and proceeds from the issuance of common stock under our stock option and stock purchase plans. During the nine months ended September 30, 2009, we received proceeds of $70.5 million compared to $117.3 million during the nine months ended September 30, 2008 from issuance of stock under such plans. During the nine months ended September 30, 2009 and 2008, we used $21.7 million and $15.6 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

We had no repurchases of our common stock in the open market during the nine months ended September 30, 2009. As of September 30, 2009, we do not have authorization for repurchases of our common stock. During the nine months ended September 30, 2008, we used $500.0 million for repurchases of our common stock in the open market.

While we expect to continue to receive proceeds from our stock option and stock purchase plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards we grant to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

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

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Loans will bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.0% to 2.5%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Our interest rate was 2.3% as of September 30, 2009. Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month intervals in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. In December 2008, we paid $2.0 million of debt issuance costs related to the Credit Facility. Commitment fees range from 0.25% to 0.45% of the unused portion on the credit facility depending on our consolidated leverage ratio. The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the credit agreement) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the credit agreement) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the credit agreement). At September 30, 2009 and December 31, 2008, we had $3.0 million of restricted cash deposited at one of our lenders. This amount will be reduced to $1.5 million when the term loan is repaid in full. The deposit will be restricted until we have repaid the outstanding balance on the term loan and on the expiration of the revolving credit facility.

The principal and accrued interest on the term loan is due on December 22, 2009 and we intend to pay on or before this date. The revolving credit facility terminates on December 22, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009. No balances were outstanding under the Credit Facility as of December 31, 2008. At September 30, 2009 and December 31, 2008, we were in compliance with all covenants in the Credit Facility.

In addition, we have a 14.0 million Euro credit facility with a bank, (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of September 30, 2009 or December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2009, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC. During 2008, there were significant disruptions in the financial markets. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, in the nine months ended September 30, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. In the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $14.9 million related to marketable securities. We had a net unrealized gain of $2.1 million on marketable securities at September 30, 2009, after the cumulative effect adjustment of $4.1 million pursuant to recently issued accounting guidance, compared with a net unrealized gain of $0.6 million at December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Controls Over Financial Reporting

We have had no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

National and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries have been experiencing slowed or receding economic growth and disruptions in the financial markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, lower renewal rates, and increased price competition. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Consumer business competition.  More than 35% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox, Comcast, Verizon and AT&T and PC OEMs, such as Acer, Dell, Sony Computer and Toshiba. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue and market share growth. As our consumer business becomes increasingly more dependent upon the partner model, our retail businesses may continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

Low-priced or free competitive products.  Security protection is increasingly being offered by third parties at significant discounts to our prices or, in some cases is bundled for free. For example, in September 2009 Microsoft began offering a free anti-malware consumer product named Security Essentials. The widespread inclusion of lower-priced or free products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products unmarketable — even if these incorporated products are inferior or more limited than our products. It is possible that a major competitor may offer a free anti-malware enterprise product. Purchasers of mini notebooks or netbooks, which generally are sold at a lower price than laptops, may place a greater emphasis on price in making their security purchasing decision as they did in making their computer purchasing decision. The expansion of these competitive trends could have a significant negative impact on our sales and financial results.

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

Keeping pace with industry changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones and personal digital assistants; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT, Vista and 7; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a-service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in the nine months ended September 30, 2009 compared to 48% in the nine months ended September 30, 2008. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. We recorded a net foreign currency transaction gain of $0.5 million during the nine months ended September 30, 2009 in our condensed consolidated statements of income and comprehensive income versus a gain of $5.9 million during the nine months ended September 30, 2008. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end.

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

A significant portion of our revenue is derived from sales through our OEM partners that bundle our products with their products. Our reliance on this sales channel is significantly affected by our partners’ sales of new products into which our products are bundled. Our revenue from sales through our OEM partners is affected by the number of personal computers on which our products are bundled and the rate at which consumers purchase or subscribe for the bundled products. Adverse developments in global economic conditions, competitive risks and other factors have adversely affected personal computer sales and if this trend continues, could continue to adversely affect our sales and financial results. Decreases in the conversion rates also would adversely affect our sales and financial results.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 34% and 38% of our net revenue in the nine months ended September 30, 2009 and 2008, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $5.6 million as of September 30, 2009. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 12 to the condensed consolidated financial statements for additional information with respect to certain currently pending legal matters.

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

Product and geographic mix.  Another source of fluctuations in our operating results and, in particular, gross profit margins, is the mix of products we sell and services we offer, as well as the mix of countries in which our products and services are sold, including the mix between corporate versus consumer products; hardware-based compared to software-based products; perpetual licenses versus subscription licenses; and maintenance and support services compared to consulting services or product revenue. Product and geographic mix can impact operating expenses as well as the amount of revenue and the timing of revenue recognition, so our profitability can fluctuate significantly.

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

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, expenses related to our acquisition and disposition activities, arrangements with minimum contractual commitments including royalty and distribution-related agreements, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, and changes in generally accepted accounting principles, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), new guidance relating to generally accepted accounting principles, such as the guidance issued by the Financial Accounting Standards Board in October 2009 on software revenue recognition and on revenue arrangements with multiple deliverables and changes in tax laws.

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

Less control of the manufacturing process and outcome with third party manufacturing relationships.  Our use of third-party manufacturers result in a lack of control over the quality and timing of the manufacturing process, limited control over the cost of manufacturing, and the potential absence or unavailability of adequate manufacturing capacity.

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

Risk of hardware obsolescence and excess inventory with third party manufacturing relationships.  Hardware-based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete hardware inventory. In addition, to the extent that our third-party manufacturers upgrade or otherwise alter their manufacturing processes, our hardware-based products could face supply constraints or risks associated with the transition of hardware-based products to new platforms. This could increase the risk of losses or other charges associated with obsolete inventory. We determine the quantities of our products that our third-party manufacturers produce and we base these orders upon our expected demand for our products. Although we order products as close in time to the actual demand as we can, if actual demand is not what we project, we may accumulate excess inventory which may adversely affect our financial results.

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

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws and regulations (including various current proposals related to U.S. taxation of non-U.S. income) and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in certain accounting guidance. This guidance applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or recorded goodwill.

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

Investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government guaranteed investments. We do not hold any auction rate securities or structured investment vehicles. The underlying collateral for certain of our mortgage-backed and asset-backed securities is comprised of some sub-prime mortgages, as well as prime and Alt-A mortgages. We are no longer purchasing mortgage-backed or asset-backed securities.

The outlook for our investment income is dependent on the amount of any acquisitions that we effect and the amount of cash flows from operations that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to shorter-term and U.S. government guaranteed investments. This shift may negatively impact our income from our investment portfolio in light of declining yields. Any significant decline in our investment income or the value of our investments could have an adverse effect on our results of operations or financial condition.

During 2008, we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. During the nine months ended September 30, 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.

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

During 2008 and through October 30, 2009, our stock price was highly volatile, ranging from a high of $45.68 to a low of $24.72. On October 30, 2009, our stock’s closing price was $41.88. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Common Stock Repurchases

In July 2009, our authorization by our board of directors for repurchases of our common stock in the open market or through privately negotiated transactions expired. During the three months ended on September 30, 2009, we repurchased shares of our common stock for approximately $2.0 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended September 30, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

July 1, 2009 July 31, 2009	6	$41.75	—	$250,290
August 1, 2009 through August 31, 2009	29	44.35	—	—
September 1, 2009 through September 30, 2009	11	41.95	—	—

Total	46	$43.46	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Inc.

/s/  Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

November 6, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	Letter Agreement, dated October 25, 1999 between Todd Gebhart and the Registrant.					X
10.2	Letter Agreement, dated October 5, 2007 between Gerhard Watzinger and the Registrant.					X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from McAfee, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X