Form 10-K
period 2009-12-31
McAfee, Inc.
filed 2010-02-26
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009) as reported on the New York Stock Exchange was approximately $6.6 billion. As of February 24, 2010, Registrant had outstanding approximately 158,693,872 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-K

For the fiscal year ended December 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

TRADEMARKS AND TRADE NAMES

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include, but are not limited to: “McAfee,” “ePolicy Orchestrator,” “AntiVirus Plus,” “VirusScan,” “IntruShield,” “Foundstone,” “SiteAdvisor,” “Total Protection,” “AntiSpyware,” “SecurityAlliance,” “McAfee Security,” “SafeBoot,” “ScanAlert,” “McAfee SECURE,” “McAfee Family Protection,” “McAfee Labs,” “McAfee Total Care,” “McAfee Online Backup,” “McAfee Security Center,” “McAfee Virtual Technician,” “McAfee Web Protection,” “Policy Auditor,” and “TrustedSource.” Any other non-McAfee related products, registered and/or unregistered trademarks contained herein are only by reference and are the sole property of their respective owners.

PART I

Item 1.	Business

Overview

We are the world’s largest dedicated security technology company. We deliver proactive and proven solutions and services that help secure systems and networks around the world, allowing users to safely connect to the internet, browse and shop the web more securely. We create innovative products that empower home users, businesses, the public sector and service providers by enabling them to prove compliance with regulations, protect data, prevent disruptions, identify vulnerabilities and continuously monitor and improve their security.

Information security threats continue to grow increasingly sophisticated, complex and difficult to detect and intercept. Today’s security challenges include virus, spam, spyware, data loss, host intrusion, management, mobile malware and messaging and email threats. From servers to routers and laptops to personal digital assistants, every device is a potential target and entry point. Many of today’s threats are blended, multi-vectored threats that exploit vulnerabilities in networks and systems to get a foothold in any way possible. Combating these exploits requires integrated protection. We deliver proactive, integrated protection for networks, systems, data and the web backed by our global threat research team McAfee Labs.

Our Solution

We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management: (i) identify and prioritize assets, (ii) determine acceptable risk, (iii) protect against threats and (iv) enforce policies and measure and report on compliance. We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks by blocking immediate threats while proactively providing protection from future threats and visibility into how threats attempt to interact with the network. We also provide solutions to manage and enforce security policies for organizations of any size. Finally, we incorporate McAfee Labs, Foundstone Professional Services and technical support to ensure a solution is actively meeting our customers’ needs. These integrated solutions help our customers solve problems, enhance security, improve audit compliance and reduce costs.

ePolicy Orchestrator, our unified security management platform, links together our endpoint and network security, our global threat intelligence research and our risk and compliance capabilities. It provides our customers with centralized policy management, a common endpoint agent, efficient deployment, actionable reporting and streamlined administration processes. The protection and risk and compliance capabilities of our Total Protection solutions and other key enterprise and midmarket solutions are integrated with ePolicy Orchestrator to help customers increase operational efficiencies, achieve a more effective defense against threats, optimize compliance and reduce security costs. For our security software-as-a-service (“SaaS”) customers, we offer McAfee Security Center, an easy-to-use graphical interface with a real-time external security alert system that assesses, informs and warns consumers about their personal computer (“PC”) security vulnerabilities and then provides recommendations so they can act quickly to secure their computers.

We deliver global threat intelligence to our suite of system, network, SaaS, and risk and compliance solutions through our research at McAfee Labs. McAfee Labs follows a complete range of threats in real time, identifying application vulnerabilities and analyzing and correlating risks to enable remediation using our security solutions.

Our Strategy

We are focused on the following business objectives:

•	Extend our leadership position in corporate and consumer endpoint security;

•	Establish and extend leadership in network security;

•	Establish and extend leadership in SaaS;

•	Establish and extend leadership in risk and compliance solutions;

•	Interlock our endpoint, network, SaaS and risk and compliance solutions; and

•	Pursue new solution opportunities that build upon our multi-platform strategy of PCs, cloud, internet and mobile security.

Business Developments and Highlights

During 2009, we took the following actions, among others, to enhance our business.

We developed and launched several new products and integrated enhanced feature functionality into new versions of our products across our offerings, including, but not limited to the following:

•	We released our next generation of ePolicy Orchestrator platform to help secure organizations from a growing threat landscape.

•	We introduced McAfee Web Protection Services, a SaaS web security solution providing protection from malware and other web borne threats without any on-premises requirements.

•	We introduced McAfee Family Protection, which includes email contact approval, content filtering, time limits and social network controls.

•	We released McAfee Total Protection Service, a SaaS solution offering always on guard protection without additional investment in on-premises infrastructure. Total Protection Service provides integrated endpoint, email and web protections with access to an online console managed by us and available over the internet, providing organizations with more flexibility in management, reporting and design.

•	We launched McAfee Online Backup, a new secure online service for consumers that stores and encrypts digital assets such as photos, videos, music, e-mails and other files.

•	We expanded our endpoint protection products for the Apple Macintosh platform with the release of McAfee Endpoint Protection for Mac.

We formed strategic relationships with numerous new partners including Adobe Systems Incorporated (“Adobe”). Under our multi-year partnership with Adobe, Adobe agreed to allow us to give Adobe consumers the ability to run a security scan, get a trial subscription to our products, or buy our products when downloading an Adobe program or update. On the enterprise side, we agreed to deliver and jointly sell an integrated data loss prevention and enterprise digital rights management solution to expand the reach of data protection beyond the enterprise boundaries.

We expanded our relationships with existing partners, including Dell, Inc. (“Dell”) and Lenovo Group Limited (“Lenovo”). We extended our premiere position with Dell through October 31, 2011 with our option to extend until October 31, 2012. Our agreement with Dell provides that we will have “recommended” and “default” placement status on Dell personal computers sold world wide. Lenovo agreed to preinstall our VirusScan Plus on windows 7-based Lenovo consumer PCs under the Idea tm brand.

We acquired Solidcore Systems, Inc. (“Solidcore”) and MX Logic, Inc. (“MX Logic”).

•	Solidcore’s dynamic whitelisting and compliance enforcement provide protection against vulnerable or malicious applications and ensure that only pre-authorized software and code can run on servers, endpoints, fixed function devices and mobile devices. By combining these technologies with our compliance mapping and policy auditing we can deliver end-to-end compliance solutions. We believe that customers benefit from centralized management and reporting of the integrated technologies through the ePolicy Orchestrator console.

•	MX Logic is a leading global provider of cloud-based e-mail and Web security, email archiving and email continuity services. Adding MX Logic’s technologies and services enables us to offer a comprehensive cloud-based security portfolio that combines our leading global threat intelligence technologies with our SaaS solutions.

Lorrie Norrington, president of eBay Marketplaces, joined our Board of Directors. We appointed George Kurtz our Worldwide Chief Technology Officer. In his new role, Mr. Kurtz will help drive innovation throughout McAfee by analyzing market trends and customer feedback and incorporating it into the product development cycle.

Our Business and Products

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa; Japan; Asia-Pacific, excluding Japan; and Latin America.

Customers

We categorize our customers as:

•	consumer and small business;

•	mid-market; and

•	corporate and enterprise.

We develop products and services specific to each customer group and deliver these solutions through various routes to markets based on customer group requirements. Customer groups are supported by designated sales and marketing resources and go to market partners as described below in “Sales and Marketing.” Our consumer products and services provide an overall safe consumer experience on the internet or mobile networks. Our corporate products and services include our small and mid-market business products and services as well as our corporate and enterprise products and services. For financial information about the amount of net revenue contributed by product group, customer category and key components of net revenue, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Theatres

We divide our markets into five geographic theaters:

•	North America;

•	Europe, Middle East and Africa (“EMEA”);

•	Asia-Pacific, excluding Japan (“APAC”);

•	Japan; and

•	Latin America.

Each geographic theater is supported by corporate resources and local sales and marketing resources. We develop products and services specific to customer groups as well as geographic location, including internationalization and localization for some of our offerings, theater price lists and specific routes to market. For financial information about our foreign and domestic segment operations, including net revenue, operating income and total assets by geographic area, see Note 17 to our consolidated financial statements. For information about risks associated with our foreign operations, see Item 1A, “Risk Factors.”

Products

We manage our products under business units that enable us to be entrepreneurial and responsive within a specific market, moving quickly to seize emerging opportunities and fostering focus and customer-centricity within a particular market and our customers. Our security products address security in three key areas: endpoint security, network security and risk and compliance.

Endpoint Security Offerings

Our endpoint security offerings secure corporate and consumer computer systems, including servers, desktop and laptop computers, handheld voice and data phones, and other devices that are connected to corporate systems and networks and home PCs. Within our endpoint security offerings are our system security products and our data protection products, each of which is managed under its own business unit. Our system security products include anti-virus, anti-spyware and anti-spam, desktop firewall, host intrusion prevention, web security, host network access control, web filtering for endpoint and device control. The majority of our net revenue has historically been derived from the system security products now represented in our Total Protection solutions Our data protection products include our endpoint encryption products that use strong encryption to safeguard vital information residing on various devices, and our data loss prevention products that prevent malicious or unintentional data loss that occurs through unauthorized transmission or through theft or loss of devices that contain sensitive information.

Our consumer security offerings, which we operate as a separate business unit from our system security products, shield consumers from identity theft, phishing scams, spyware, malicious web sites and other threats that endanger the online experience. Our consumer products are typically distributed through partner, direct and retail channels, providing access wherever consumers choose to purchase. Consumer products are compatible with Windows computers, including the recently released Windows 7 operating system.

Our endpoint security offerings include our mobile security solutions that proactively protect mobile operators and their users by safeguarding mobile terminals, applications and content. Our mobile security offerings limit the spread of mobile malware, inappropriate content and unsolicited messaging. They reduce negative brand impact, recovery costs, customer service issues and revenue disruptions that may result from mobile exploits while enabling value-added operator strategies such as mobile payments, location-based services and mobile advertising. Our approach helps mobile network operators assess global and local risks, protect their network and devices and recover from attacks to their environment.

Network Security Offerings

Our network security offerings apply to corporate networks of all sizes and provide the same type of security measures that endpoint protection provides but are tailored to protect network systems, servers, laptops and other network devices as well as users and data. Network security encompasses enterprise-class firewall, intrusion detection and prevention, network access control, network behavior analysis, network threat response, web, email and data loss prevention security appliances and solutions. Network security appliances provide network-class policy enforcement and threat detection and prevention across network boundaries as well as visibility and control of user access and behavior. Email protection includes spam filtering, virus, spyware and worm protection and content encryption for email traffic. Web protection products block malicious websites and content at the network gateway and data loss protection discovers, detects and blocks the loss of confidential and restricted data. Network solutions also available as SaaS offerings include email security service and web protection service.

Our network security offerings include our McAfee SECURE standard, an aggregate of industry best practices, separate from the Payment Card Industry (“PCI”) Data Security Standard, designed to provide a level of security that an online merchant can reasonably achieve to help provide consumers with better protection when interacting with websites and shopping online. Merchants who comply with the McAfee SECURE standard can promote their certification by publicly displaying the McAfee SECURE trustmark. When consumers see this trustmark, they feel more secure when they shop online. Merchants displaying the McAfee SECURE trustmark benefit by gaining consumer confidence.

Risk and Compliance Offerings

Our risk and compliance offerings provide real-time insight into risk, vulnerabilities and compliance profile. We enable customers to direct security and resource investments where they minimize the risks that matter the most, for compliance and business availability. Customers are able to demonstrate more control in audits and reviews by easily indentifying and resolving security policy and regulatory issues in a measureable and sustainable manner. Our risk management solutions — risk advisor, vulnerability manager and remediation manager — assess and prioritize risks from known vulnerabilities, threats and existing countermeasures as well as providing the tools necessary to remediate those risks. Our vulnerability management service is also available as a SaaS offering.

Our compliance and availability solutions — change control, application control, policy auditor and PCI compliance — assess, monitor, enforce and report on customer IT policies in order to give customers both a real-time view of their governance and compliance profiles as well as continuous control of those configurations and policies to prevent unwanted or unauthorized changes. Our application control, change control and PCI compliance products were added in 2009 as part of our acquisition of Solidcore. Our risk and compliance solutions are integrated into ePolicy Orchestrator to provide a single security, risk and compliance management platform.

As described below, we offer many of our security products under a SaaS delivery model, and which we manage under a separate business unit.

Security Software-as-a-Service

Our SaaS portfolio includes protection for endpoints, email and the web as well as vulnerability assessment, and is managed and updated using an online management console that reduces on-premise capital expenses. Our SaaS endpoint protection solutions include anti-virus, anti-spyware, desktop firewall and web security for Windows-based desktops, laptops, PCs and file servers. Compatible with all email applications, our SaaS email protection solutions include spam filtering, virus, spyware, phishing and worm protection, message continuity and archiving of email traffic, all filtered in the cloud. Our SaaS web protection solutions include browser protection which provides web safety ratings from our McAfee SiteAdvisor technology, as well as host and gateway-based web filtering to secure users from online threats, including spyware and other malicious downloads, spam and identity theft scams. Our SaaS vulnerability assessment provides scanning for network weaknesses, PCI certification for businesses providing transactional websites and website Trustmark certification to merchants who comply with the McAfee SECURE standards. All our SaaS solutions are delivered and managed over the internet, in subscription-based licenses, to provide visibility and automatic, transparent updates and product upgrades.

Product Licensing

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

For our online subscription services, customers “rent” or subscribe to use our security services for a defined period of time by downloading our software to their personal computers. Some products or product features are also available under a SaaS, under which we offer our software applications to customers for their use over the Internet. This allows customers to purchase and use applications and modules on a subscription basis, without the need for individual client installations or additional maintenance costs. Because our online subscription services and our SaaS offerings are versionless, or self-updating, customers subscribing to these services can use the most recent version of the software without having to purchase product updates or upgrades. Our online subscription consumer products and services are found at our web site where customers download our applications. We also make our online subscription products and services available over the internet as a managed environment. Unlike our online subscription service solutions, these managed service provider solutions are customized, monitored and updated by networking professionals for a specific customer.

Support and Services

Our technical support provides our customers worldwide continuous comprehensive coverage through online, telephone-based and on-site technical support services and proactive protection for all of our product offerings. These services extend the value of our customer’s security investment. We have a full portfolio of corporate support offerings, Gold, Gold Select, Platinum and Platinum Select, that align our core capabilities with tailored levels of support for the smallest businesses to the largest multi-nationals and government departments.

•	Our core support capabilities are standard with all corporate support offerings and include a suite of tools that provide preventive, responsive and analytical resources to our customers. Our customers benefit from daily and real-time malware protection updates, proactive alerting and product upgrades, an online product evaluation lab, automated diagnostic tools and a state-of-the-art knowledgebase backed up by rapid access to our support experts around the clock.

•	Our premium support offerings, Gold Select, Platinum and Platinum Select, deliver expert resources that offer flexible levels of enhanced support coverage — specialist support for escalated technical assistance, personalized management through support account managers, dedicated coverage from assigned technical experts, and onsite support through a security specialist co-located at the customer’s site.

•	Our on-site resource options include: (i) our Resident Support Account Manager offering, which provides a dedicated onsite expert for planning assistance, operational advice, strategic account management, and direct intercession with McAfee teams; and (ii) our Resident Malware Researcher offering that provides an on-call or co-located researcher to investigate the business impact of malware threats and write exclusive signatures to protect the customer’s environment.

Our consumer support provides both free and fee based support offerings. Customers are guided first to self resolution tools, including McAfee Virtual Technician, McAfee Community Forums and an extensive knowledge base. Free chat based support is provided and new customers can use phone support free for the first 30-days following product installation. Fee based support options include phone based support supplemented by remote control technology.

In 2009 we launched McAfee Total Care Services, a host of premium support services for consumers, covering virus removal, PC tune up and software configuration assistance. These services allow us to leverage our support staff for fee services beyond basic product support.

Our corporate solutions services consultants help customers to improve the time-to-value of their security investment by helping speed up deployment, optimize configurations to our customers’ specific needs and provide guidance on areas of risk. Customers can also choose from a comprehensive array of online and classroom training courses to maximize the value of their products.

Our Foundstone Professional Services include (i) threat modeling to identify potential software security problems, (ii) security assessments and (iii) education. Foundstone Professional Services assist clients in the early assessment, design and enhancement of their security and risk architectures. The Foundstone Security Practice advises government and commercial organizations on the most effective countermeasures required to meet business and legislative policies for security and privacy. Foundstone Education provides a range of classroom-based training and education courses.

Research and Development, Investments and Acquisitions

The market for computer software has low barriers to entry, is subject to rapid technological change and is highly competitive with respect to timely product introductions. We believe that our ability to maintain our competitiveness depends in large part upon our ability to develop, acquire, integrate and launch new products and solutions, and to enhance existing offerings.

Our research and development efforts support all of our offerings. They refine our security risk management processes, improve our product design and usability and keep us at the forefront of threat research. Most importantly, our research helps us better protect our customers. In addition to developing new offerings and solutions, our development staff focuses on upgrades and updates to existing products and on enhancement and integration of acquired technology. Future upgrades and updates may include additional functionality to respond to market needs, while also assuring compatibility with new systems and technologies.

We are committed to providing leading global threat intelligence through McAfee Labs. McAfee Labs provides precise and predictive intelligence about global threats through a team of 350 multidisciplinary researchers in 30 countries around the world who conduct research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures. McAfee Labs follows a complete range of threats in real time, identifying application vulnerabilities, analyzing and correlating risks, and enabling remediation through the use of McAfee solutions.

For 2009, 2008 and 2007, we expensed $324.4 million, $252.0 million and $217.9 million, respectively, on research and development, excluding in-process research and development. Technical leadership is essential to our success and we expect to continue devoting substantial resources to research and development.

As part of our growth strategy, we have also made and expect to continue to make acquisitions of, or investments in, complementary businesses, products and technologies. See Note 3 to our consolidated financial statements included elsewhere in this report for more information about our recent business combination activities.

Sales and Marketing

We market our brand, business solutions and offerings directly to commercial and government customers through traditional demand generation programs and events as well as indirectly through resellers and distributors. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for 23% of our net revenue in 2009. See Note 17 to our consolidated financial statements included elsewhere in this report for more information about the percentage of net revenue from sales to each of these distributors. We market our consumer solutions and offerings to individual consumers directly through online distribution methods and indirectly through various distribution channels, such as retail, original equipment manufacturers (“OEMs”) and service providers. Our consumer business is responsible for online distribution of our products sold to individual consumers over the internet, including products distributed by our online partners, and for licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

Sales in North America

Our North American sales force is organized by product offerings and customer type. Our customers are served primarily through our reseller partners with a channel marketing organization assisting with lead generation and a channel support team responsible for partner training and support. Although members of our sales team are a necessary part of the sales process, the majority of our ordering and fulfillment for our commercial customers is handled by our distribution partners.

Sales Outside of North America

Outside of North America, we have sales and support operations in EMEA, Japan, APAC and Latin America. In 2009, 2008 and 2007, net revenue outside of North America accounted for 43%, 47% and 48% of our net revenue, respectively. Within our global geographies, our sales resources are organized by country, and the larger markets may further allocate their sales resources by product line and/or customer types. As in North America, the majority of our ordering and fulfillment is handled by our distribution partners.

Resellers and Distributors

Substantially all of our sales come through our network of resellers, distributors and retailers. Our SecurityAlliance Global Partner Program is a global sales and marketing enablement program designed to meet the needs of our reseller partners in supporting end-user customers. We currently utilize corporate resellers, including CDW Corporation, Computacenter PLC, Dell, Dimension Data, Insight Enterprises, Inc., Softmart, Inc., Software House International, Softchoice Corporation and others, as well as network and systems integrators who offer our solutions to corporate, small and medium-business and government customers.

Independent software distributors who currently supply our products include Ingram Micro Inc., Tech Data Corp., Avnet, Inc. and Alternative Technology, Inc. These distributors supply our products primarily to large retailers, value-added resellers (“VARs”), mail order and telemarketing companies. We also sell our retail packaged products through several of the larger computer and software retailers as well as broader-based retailers, including Fry’s, Office Depot, Wal-Mart, Costco and Yamada. Our sales and marketing teams work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow and affiliate relationships.

Our top ten distributors represented 30% to 45% of net sales during 2009, 2008 and 2007. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to sell our products. If one of our significant distributors terminated its relationship with us, we could experience a significant disruption in the distribution of our products and a decline in our net revenue.

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

Strategic Channel Partners

Our channel efforts include strategic alliances with complementary manufacturers to expand our reach and scale. OEMs and internet service providers (“ISPs”) license our products for resale to end users or inclusion with their products. Strategic channel partners include Acer, Inc., AOL Inc., AT&T, Cable and Wireless PLC, Dell, Hewlett Packard Company, Lenovo, Sony Corporation, Telecom Italia S.p.A., Toshiba America Information Systems, Inc. and Telefonica S.A., among others. Depending on the arrangement, OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates.

Strategic Alliances

From time to time, we enter into strategic alliances with third parties to produce innovative technology solutions and support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and/or sell-through arrangements. For example, in partnership with Intel Corporation (“Intel”), our Endpoint Encryption for PC product incorporates unique functionality taking advantage of Intel’s AES-NI technology in their new Westmere chipset to deliver increased, high-speed security capabilities. With BMC Software, Inc. (“BMC”) we have integrated McAfee Policy Auditor for Desktops with BMC’s Configuration Automation for Clients allowing customers to automate and integrate security operations within their systems management processes and tools. In addition, this technology integration provides both McAfee and BMC with the opportunity to benefit from each other’s sales and installed customer accounts. Our Security Innovation Alliance program is a technology partnering program that is designed to accelerate the development of interoperable security products that can be integrated in complex customer environments. Members of the alliance can develop products that will integrate with ePolicy Orchestrator and market them as McAfee-compatible. Our customers benefit from faster and less costly deployment and a partner ecosystem that delivers comprehensive solutions.

Marketing Activities

Our marketing approach involves a collaborative planning process to develop global marketing campaigns aligned to corporate goals and objectives. Global marketing campaigns drive awareness, demand generation and enablement for cross-sell, up-sell and net new customer acquisition activity in support of our business model across our major product lines, five regional theaters and three customer types. One of the principal means of marketing our brand, products and services is online via the internet. Our web site, www.mcafee.com, supports marketing activities to our key customers and prospects, including home and home office users, small and medium-sized businesses, large enterprises and our partner community. Our web site contains various marketing materials and information about our products. Our customers can download and purchase some products directly online. We also promote the McAfee brand, our products and services through marketing activities in trade publications, direct mail campaigns, television, billboards and strategic arrangements, as well as, online through key word and search-based advertising. In 2009 we hosted C-level executives in twelve countries to collaborate on our vision for security interlock and held our second annual FOCUS user conference where customers, prospects and partners joined together to learn about security interlock and how to secure their business from the growing sophistication of targeted cyber attacks. We attend trade shows and industry conferences, publish periodic channel and customer newsletters, and generate sales leads through email marketing campaigns.

We also market our products through the use of rebate programs and marketing development funds. Within most countries, we typically offer incentive rebates to channel partners based on sales and promotional rebates to end users. We use channel marketing to market, promote, train and provide incentives to our resellers and distributors and to promote our offerings to their end-user customers. We offer our resellers and distributors technical and sales training classes, online training resources and sales and marketing demand generation assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation programs, sales events and other items.

Competition

The markets for our products are intensely competitive and are subject to rapid changes in technology. We expect both product and pricing competitive pressures to increase in the near-term as the industry continues to consolidate and our competitors grow rapidly through acquisitions. Many of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources and other market advantages. Increasingly, commoditized security protection is offered by third parties at significant discounts to our prices or, in some cases is bundled for free. Potential customers may perceive our products as less valuable or even unnecessary if similar functionality is available at a significant discount or free. If our competitors gain market share in the markets for our products, our sales could grow more slowly or decline. Competitive pressures could also lead to increases in competition-driven expenses such as advertising expenses, product rebates and marketing funds provided to our channel partners. See “Risk Factors — We face intense competition and we expect competitive pressures to increase in the future. This competition could have a negative impact on our business and financial results.”

We believe that the principal competitive factors affecting the market for our corporate products include, but are not limited to, the following: performance; functionality and features; brand name recognition; breadth of product group; integration of products; time to market; price; the effectiveness of distributor promotion programs; sales and marketing efforts; quality of customer support and financial stability. We believe that we generally compete favorably against our competitors in these areas. However, lack of name recognition may be a concern with potential new customers. Competitor solutions may be more attractive than ours to the extent they are integrated with a larger product solution such as networking equipment and operating software. In addition, our pricing may be less competitive, particularly compared to smaller competitors trying to enter the market.

Our principal competitors in the corporate market are set forth below:

Endpoint Security Market.  Our principal competitors in this market are Kaspersky Lab ZAO, Microsoft Corp, Panda Security SL, Sophos Plc, Symantec Corp., and Trend Micro, Inc.

Network Security Market.  Our principal competitors in the network security market are Barracuda Networks Inc., Blue Coat Systems, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc., EMC Corp., Fortinet, Inc., International Business Machines, Corp., Juniper Networks, Inc., Proofpoint, Inc., Symantec Corp., Trend Micro, Inc., SonicWALL, Inc., Sourcefire, Inc., Websense, Inc., and 3Com Corp.

Risk and Compliance Market.  Our principal competitors in the risk and compliance market are BigFix, Inc., International Business Machines, Corp., nCircle Network Security, Inc., Qualys, Inc., Symantec Corp., and Tripwire, Inc.

Security Software-as-a-Service (SaaS) Market.  Our principal competitors in the SaaS market are Google, Inc., Symantec Corp., Microsoft Corp., and Websense, Inc.

Other Competitors.  In addition to competition from large technology companies such as Cisco Systems, Inc., Google, Inc., International Business Machines, Corp., Microsoft Corp., and Symantec Corp., we also face competition from smaller companies and shareware authors that may develop competing products.

In the consumer market, we believe that the principal competitive factors include, but are not limited to, the following: brand name recognition and reputation; convenience of purchase; price; breadth of functionality and features; ease of use; and frequency of upgrades and updates. We believe that we generally compete effectively in each of these areas. However, if it is more convenient for consumers to use a competitive product (for example, when they purchase computers that are prebundled with a competitor’s product), we could be at a competitive disadvantage. Our prices are also at a competitive disadvantage compared to free solutions or when competitors offer significant discounts. Our principal competitors are Symantec Corp. with its Norton product line, Microsoft Corp, Kaspersky Lab ZAO, AVG Technologies, Trend Micro, Inc., ALWIL Software (Avast), Avira, F-Secure and AhnLab. There are also several smaller regional security companies that we compete against primarily in the EMEA and APAC regions.

Our Proprietary Technology

Our success depends to a great extent on our proprietary software technology. We rely on a combination of patents, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. We enforce our intellectual property rights in the U.S. and abroad. The duration of our trademark registrations varies from country to country, and in the U.S. we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. We have a number of U.S. and foreign issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products. Our products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We take measures to label such products with the appropriate proprietary rights notices, and we actively enforce such rights in the U.S. and abroad. We generally enter into non-disclosure agreements with our employees, distributors and partners, and we enter into license agreements with our customers with respect to our software and other proprietary information. However, the steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. Often, we do not obtain signed license agreements from customers who license products from us. In these cases, we include an electronic version of an end-user license in all of our electronically distributed software and a printed license with our products that are distributed in a box. Although this is common practice for software companies that sell off-the-shelf products to have licenses that are not signed by the licensee, certain legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. Furthermore, we are aware that many users of our anti-virus products have not paid any license or support fees to us. See “Risk Factors — We face numerous risks relating to the enforceability of our intellectual property rights and our use of third-party intellectual property, many of which could result in the loss of our intellectual property rights as well as other material adverse impacts on our business and financial results and condition” below.

Seasonality

As is typical for many large software companies, our business is seasonal. Software license and maintenance orders are generally higher in our third and fourth quarters and lower in our first and second quarters. A significant decline in license and maintenance orders is typical in the first quarter of our year as compared to license and maintenance orders in the fourth quarter of the prior year. In addition, we generally receive a higher volume of software license and maintenance orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met and a large portion of our in period revenues are recognized ratably from our deferred revenue balance.

OUR EMPLOYEES

As of December 31, 2009, we employed approximately 6,100 individuals worldwide, with approximately 50% in the U.S. Less than 2% of our employees are represented by a labor union or work council. Competition for qualified management and technical personnel is intense in the software industry.

Company Information

We were incorporated in the state of Delaware in 1992 under the name of McAfee Associates, Inc. In conjunction with our 1997 merger with Network General Corporation, we changed our name to Networks Associates, Inc. In 2004, we changed our name to McAfee, Inc. and began trading on the New York Stock Exchange under the symbol MFE. We are headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. Our internet address is www.mcafee.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

National and global economies and financial markets have experienced a prolonged downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries have been experiencing slowed or receding economic growth and disruptions in the financial markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, periods of high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, lower renewal rates, and increased price competition. These results may persist even if certain economic conditions improve. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” above. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM and Google. Large vendors of hardware or operating system software increasingly incorporate system and network security functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. Some of our competitors have longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

Consumer business competition.  More than 35% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox, Verizon and AT&T and PC OEMs, such as Acer, Dell, Sony Computer, Hewlett Packard and Toshiba. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue, operating margin and market share growth. As our consumer business becomes increasingly more dependent upon the partner model, our retail businesses may continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

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

Keeping pace with industry changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones, personal digital assistants and smart phones; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT, Vista and 7; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a-

service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

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

Accounting charges.  Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

Potential goodwill, intangible asset and purchased technology impairment.  We perform an impairment analysis on our goodwill balances on an annual basis or whenever events occur that may indicate impairment. If the fair value of a reporting unit is less than the carrying amount, then we must write down goodwill to its estimated fair value. We perform an impairment analysis on our intangible assets and purchased technologies whenever events occur that may indicate impairment. If the undiscounted cash flows expected to be derived from the intangible asset or purchased technology is less than its carrying amount, then we must write down the intangible asset or purchased technology to its estimated fair value. We cannot be certain that a future downturn in our business, changes in market conditions or a long-term decline in the quoted market price of our stock will not result in an impairment of goodwill, intangible assets or purchased technologies and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Establishment of Vendor Specific Objective Evidence (“VSOE”).  Following an acquisition, we may be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established VSOE for the undelivered elements in the arrangement. A delay in the recognition of revenue from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.

Our international operations involve risks that could divert the time and attention of management, increase our expenses and otherwise adversely impact our business and financial results.

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in 2009 compared to 47% in 2008 and 48% in 2007. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Increasingly, the United States Congress (“Congress”) is taking a more active interest in information and communications technology companies doing business in China and other countries whose governments pressure businesses to comply with domestic laws and policies in ways that may conflict with the internationally recognized human rights of freedom of expression and privacy. Congress has not prohibited companies from doing business in many of these countries, however, Congress could change the export laws and regulations to prohibit or restrict the sale of products in many of these countries, which could have a material adverse effect upon our international revenue.

Other legal risks include international labor laws and our relationship with our employees and regional work councils; compliance with more stringent consumer protection and privacy laws; unexpected changes in regulatory requirements; and compliance with our code of conduct and other internal policies.

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During 2009, we recorded net foreign currency transaction losses of $2.4 million. During 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end.

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

Competitive aspects of distributor relationships.  Our distributors may sell other vendors’ products that compete with our products. Although we offer our distributors incentives to focus on sales of our products, they often give greater priority to products of our competitors, for a variety of reasons. In order to maximize sales of our products rather than those of our competitors, we must effectively support these partners with, among other things, appropriate financial incentives to encourage them to invest in sales tools, such as online sales and technical training and product collateral needed to support their customers and prospects and technical expertise through local sales engineers. If we do not properly support our partners, they may focus more on our competitors’ products, and their sales of our products would decline.

A significant portion of our revenue is derived from sales through our OEM partners that bundle our products with their products. Our reliance on this sales channel is significantly affected by our partners’ sales of new products into which our products are bundled. Our revenue from sales through our OEM partners is affected by the number of personal computers on which our products are bundled and the rate at which consumers purchase or subscribe for the bundled products. Adverse developments in global economic conditions, competitive risks and other factors have adversely affected personal computer sales and if this trend continues, could continue to adversely affect our sales and financial results. In addition, decreases in the rate at which consumers purchase or subscribe for our bundled products would adversely affect our sales and financial results. For example, if our PC OEM partners begin selling a greater percentage of netbooks and the conversion rate on netbooks is lower than the conversion rate on laptops, our sales would be adversely affected.

Our PC OEM partners are also in a position to exert competitive pricing pressure. Competition for OEMs’ business continues to increase, and it gives the OEMs leverage to demand lower product prices or other financial concessions from us in order to secure their business. Even if we negotiate what we believe are favorable pricing terms when we first establish a relationship with an OEM, at the time of the renewal of the agreement, we may be required to renegotiate our agreement with them on less favorable terms. Lower net prices for our products would adversely impact our operating margins.

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 34% of our net revenue in 2009, 38% in 2008 and 39% in 2007. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $6.5 million as of December 31, 2009. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions and actions resulting from the use of earn-outs, purchase price escrow holdbacks and other similar arrangements. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 18 to the consolidated financial statements for additional information with respect to certain currently pending legal matters.

Our financial results can fluctuate significantly, making it difficult for us to accurately estimate operating results.

Impact of fluctuations.  Over the years our revenue, gross margins and operating results, which we disclose from time to time on a Generally Accepted Accounting Principles (“GAAP”) and non-GAAP basis, have fluctuated significantly from quarter to quarter and from year to year, and we expect this to continue in the future. Thus, our operating results for prior periods may not be effective predictors of our future performance. These fluctuations make it difficult for us to accurately forecast operating results. We try to adjust expenses based in part on our expectations regarding future revenue, but in the short term expenses are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period.

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

Factors that may cause our revenue, gross margins and other operating results to fluctuate significantly from period to period, include, but are not limited to, the following:

Establishment of VSOE.  We may in the future sell products in an arrangement for which we have not established VSOE for the undelivered elements in the arrangement and would be required to delay the recognition of revenue. A delay in the recognition of revenue from sales of products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

Timing of product orders.  A significant portion of our revenue in any quarter comes from previously deferred revenue, which is a somewhat predictable component of our quarterly revenue. However, a meaningful part of revenue depends on contracts entered into or orders booked and shipped in the current quarter. Typically we generate the most orders in the last month of each quarter and significant new orders generally close at the end of the quarter. Some customers believe they can enhance their bargaining power by waiting until the end of our quarter to place their order. Personnel limitations and system processing constraints could adversely impact our ability to process the large number of orders that typically occur near the end of a quarter, which could adversely affect our results for the quarter. Any failure or delay in closing significant new orders in a given quarter also could have a material adverse impact on our results for that quarter.

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

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, changes in foreign exchange rates particularly for the Euro and the Japanese Yen and if international sales become a greater percentage of our total sales, repurchases under our stock repurchase program, expenses related to our acquisition and disposition activities, arrangements with minimum contractual commitments including royalty and distribution-related agreements, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, impairment of goodwill, intangible assets or purchased technologies and changes in GAAP, such as increased use of fair value measures, new guidance relating to GAAP, such as the guidance issued by the Financial Accounting Standards Board in October 2009 on software revenue recognition and on revenue arrangements with multiple deliverables, changes in tax laws and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”).

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

We rely on a limited number of third parties to manufacture some of our hardware-based network security and system protection products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as we continue to expand these types of solutions. We also rely on third parties to replicate and package our boxed software products. This reliance on third parties involves a number of risks that could have a negative impact on our business and financial results.

Less control of the manufacturing process and outcome with third party manufacturing relationships.  Our use of third-party manufacturers results in a lack of control over the quality and timing of the manufacturing process, limited control over the cost of manufacturing, and the potential absence or unavailability of adequate manufacturing capacity.

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

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. We are presently under examination in many jurisdictions, including notably the U.S., California and Germany. An adverse outcome in one or more of these ongoing examinations, or in any future examinations that may occur, could have a significant negative impact on our cash position and net income. Although we have established reserves for these examination contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to: unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, changes in tax laws and the related regulations and interpretations (including various proposals currently under consideration), changes in accounting principles (including accounting for uncertain tax positions), and changes in the valuation of our deferred tax assets. Significant judgment is required to determine the recognition and measurement attributes prescribed in certain accounting guidance. This guidance applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes.

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

Some of our customers have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network security solutions offered by system integrators that do not bundle our solutions. Significant product displacements could negatively impact our revenue and have a material adverse effect on our business.

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

Historically, investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government guaranteed investments. We do not hold any auction rate securities or structured investment vehicles. The underlying collateral for certain of our mortgage-backed and asset-backed securities is comprised of some sub-prime mortgages, as well as prime and Alt-A mortgages. We are no longer purchasing mortgage-backed or asset-backed securities.

The outlook for our investment income is dependent on the amount of any acquisitions that we effect, the timing of our stock repurchases under our stock repurchase program and the amount of cash flows from operations that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to shorter-term and U.S. government guaranteed investments. This shift has negatively impacted our income from our investment portfolio in light of declining yields. Continued decline in our investment income or the value of our investments will have an adverse effect on our results of operations or financial condition.

During 2008, we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. During 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value and the expected recoverability of certain securities which could change our judgment regarding impairment. This could result in realized losses being charged against future income. Given the current market conditions involved, there is continuing risk additional impairments may be charged to income in future periods.

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

During 2009 and through February 24, 2010, our stock price was highly volatile, ranging from a high of $45.68 to a low of $26.65. On February 24, 2010, our stock’s closing price was $40.33. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Our worldwide headquarters currently occupies approximately 208,000 square feet in facilities located in Santa Clara, California under leases expiring through 2013. Worldwide, we lease facilities with approximately 1,577,000 total square feet, with leases that expire at various times. Total square footage excludes approximately 41,000 square feet of leased space in North America that we sublease to third parties. Our primary international facilities are located in Australia (supporting sales, marketing and finance), France (principally a sales office), India (supporting engineering, customer support and sales), Ireland (supporting sales, engineering and finance), Japan (supporting sales, marketing and finance) and the United Kingdom (supporting sales, marketing, finance, human resources, legal and IT). Significant domestic sites include California, Minnesota (supporting engineering and customer support), Oregon (supporting engineering) and Texas (supporting groups described below). We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

We own our regional office located in Plano, Texas. The approximately 170,000 square feet facility opened in January 2003 and is located on 21.0 acres of owned land. This facility supports approximately 975 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, human resources, legal and sales groups.

Item 3.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 18 to our consolidated financial statements included in this Form 10-K, which information is incorporated into this Part I, Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2009.

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

	High	Low

Year Ended December 31, 2009
First Quarter	$34.90	$26.65
Second Quarter	42.57	32.93
Third Quarter	45.52	38.64
Fourth Quarter	45.68	37.15
Year Ended December 31, 2008
First Quarter	$37.40	$27.80
Second Quarter	37.82	30.71
Third Quarter	40.97	30.63
Fourth Quarter	34.98	24.72

The annual certification to the NYSE attesting to our compliance with the NYSE’s corporate governance listing standards was submitted by our chief executive officer to the NYSE in May 2009. We believe that we are currently in compliance and expect to be able to submit our annual 2010 certification.

Dividend Policy

We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our credit agreement by and among us, McAfee Ireland Holdings Limited, certain of our subsidiaries as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer contains restrictions regarding the payment of dividends.

Stock Performance

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a five-year comparison of cumulative total returns for our common stock, the NYSE Market Index, S&P Information Technology Index and S&P 500 Index each of which assumes an initial value of $100 and reinvestment of dividends. The information presented in the graph and table is as of the end of each fiscal year ended December 31. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

COMPARISON 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MCAFEE, INC., NYSE MARKET INDEX,
S&P 500 INDEX AND S&P INFORMATION TECHNOLOGY INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09

McAfee, Inc.	100.0	93.8	98.1	129.6	119.5	140.2
NYSE Market Index	100.0	109.4	131.8	143.4	87.1	111.8
S&P Information Technology Index	100.0	101.0	109.5	127.4	72.4	117.1
S&P 500 Index	100.0	104.9	121.5	128.2	80.7	102.1

Performance for 2009 reflects the December 31, 2009 closing price of our common stock on the NYSE of $40.57.

Holders of Common Stock

As of February 24, 2010, there were 1,052 record owners of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The number of securities to be issued upon exercise of all outstanding options and rights (including unvested stock units), the weighted average per share exercise price of such options, and the number of shares remaining available for issuance under all of our equity compensation plans as of December 31, 2009 are reflected in the following table.

Number of
	Number of		Securities
	Issued Upon		Remaining Available
	Exercise of		for Future Issuance
	Outstanding	Weighted-Average	(Excluding
	Options	Exercise Price of	Securities Reflected
Plan Category	and Rights	Outstanding Options(1)	in First Column)

Plans approved by stockholders	13,706,704	$32.11	8,430,650
Plans not approved by stockholders	430,751	$16.19	—

(1)	The weighted average exercise price is calculated based solely on the outstanding options.

Common Stock Repurchases

During 2009, we repurchased approximately 0.8 million shares of our common stock for approximately $25.3 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program. During 2008, we repurchased approximately 14.5 million shares of our common stock in the open market for approximately $499.7 million, excluding commissions paid. During 2008, we repurchased approximately 0.5 million shares of our common stock for approximately $16.6 million in connection with our obligation to holders of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and restricted stock units with performance-based vesting (“PSUs”) to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The table below sets forth all repurchases by us of our common stock during the three months ended December 31, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	may yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

October 1, 2009 through October 31, 2009	23	$43.45	—	$—
November 1, 2009 through November 30, 2009	57	41.40	—	—
December 1, 2009 through December 31, 2009	4	38.91	—	—

Total	84	$41.83	—

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors.

Item 6.	Selected Financial Data

You should read the following selected financial data with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Years Ended December 31,
	2009	2008(1)	2007	2006	2005(2)
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$1,927,332	$1,600,065	$1,308,220	$1,145,158	$981,628
Income from operations	222,307	189,571	159,813	139,028	141,407
Income before provision for income taxes	224,223	222,206	229,204	183,781	166,678
Net income	173,420	172,209	166,980	137,471	118,217
Net income per share — basic	$1.11	$1.10	$1.04	$0.85	$0.72
Net income per share — diluted	$1.09	$1.08	$1.02	$0.84	$0.70
Shares used in per share calculation — basic	156,144	156,205	159,819	160,945	165,042
Shares used in per share calculation — diluted	158,988	159,406	164,126	163,052	169,249

	As of December 31,
	2009	2008	2007	2006	2005(2)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$677,137	$483,302	$394,158	$389,627	$728,592
Working capital	327,232	76,160	230,145	146,253	688,015
Total assets	3,963,186	3,457,881	3,386,524	2,760,834	2,608,357
Deferred revenue, current and long-term	1,407,473	1,293,110	1,044,513	897,525	751,806
Accrued taxes and other long-term liabilities	70,772	72,751	88,241	149,924	147,128
Total equity	2,117,538	1,752,488	1,905,325	1,427,249	1,434,641

(1)	In 2008, we expensed $19.5 million for in-process research and development related to the acquisition of Secure Computing Corporation (“Secure Computing”).

(2)	In 2005, we expensed $50.0 million in connection with a settlement with the SEC. We deposited the $50.0 million in an escrow account with the SEC as the designated beneficiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Executive Summary

We are a global dedicated security technology company that delivers proactive and proven solutions and services that help secure systems and networks around the world, allowing users to safely connect to the internet, browse and shop the web more securely. We create innovative products that empower home users, businesses, the public sector, and service providers by enabling them to prove compliance with regulations, protect data, prevent disruptions, identify vulnerabilities and continuously monitor and improve their security.

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from licenses under subscription arrangements and (ii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In 2009, service, support and subscription revenue accounted for 90% of net revenue and product revenue accounted for 10% of net revenue.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Five of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income, net income, net cash provided by operating activities and deferred revenue. In addition, our management considers certain “non-GAAP” metrics (derived by adjusts operating income and net income for certain items) when evaluating our ongoing performance and/or predicting our earnings trends. These items include stock-based compensation expense, amortization of purchased technology and intangibles, acquisition-related costs, restructuring charges (benefits), legal settlement, in-process research and development, investigation-related and other costs, loss on sale/disposal of assets and technology, change in fair value of stock-based liability awards, impairment of marketable securities, income taxes and certain other items. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Revenue.  As discussed more fully below, our net revenue in 2009 grew by $327.3 million, or 20%, to $1,927.3 million from $1,600.1 million in 2008. Our net revenue is directly impacted by corporate information technology, and government and consumer spending levels. Net revenue was positively impacted by $248.3 million from our 2009 and 2008 acquisitions. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $23.4 million in 2009.

Operating Income.  Operating income increased $32.7 million in 2009 compared to 2008 as the increase in net revenue exceeded the increase in costs of net revenue and operating costs. The increase in these expenses included: (i) a $109.6 million increase in salaries and benefits due to an increase in headcount, primarily as a result of our Secure Computing acquisition, (ii) a $35.4 million increase in amortization expense as a result of purchased technology and intangibles in recent acquisitions, (iii) a $32.2 million increase in stock-based compensation expense associated with all stock-based awards made to our employees and outside directors and (iv) a $15.6 million increase in restructuring charges due to eliminating redundant positions from our Secure Computing acquisition and reorganization of our sales and marketing workforce.

The $117.4 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) in 2009 compared to 2008 resulted from a $327.3 million increase in net revenue that exceeded the increase in costs of net revenue and operating expenses that was primarily related to a $109.6 million increase in salaries and benefits. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Income.  The $1.2 million increase in net income in 2009 compared to 2008 resulted from the increase in operating income described above and a $17.8 million decrease in marketable security impairment charges, offset by a $43.5 million decrease in interest and other income primarily attributable to lower yields and lower cash and marketable securities balances.

The $65.0 million increase in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) in 2009 compared to 2008 resulted from the increase in operating income described above, offset by a $43.5 million decrease in interest and other income primarily attributable to lower yields and lower cash and marketable securities balances. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net cash provided by operating activities.  The $188.1 million increase in net cash provided by operating activities in 2009 compared to 2008 was primarily attributable to management’s focus on operating cash flows. Our working capital provided $37.2 million in 2009 compared to using $57.4 million in 2008. This resulted in a $94.6 million increase in operating cash flows from working capital, primarily driven by improved collections of accounts receivable. In addition, we had a $92.2 million increase in non-cash adjustments to net income, which included a $26.4 million increase in non-cash stock-based compensation expense and a $22.6 million increase in deferred income taxes. See “Liquidity and Capital Resources” below.

Deferred Revenue.  Our deferred revenue balance at December 31, 2009 increased 9% to $1,407.5 million, compared to $1,293.1 million at December 31, 2008. Our deferred revenue continued to increase as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up-front payments for maintenance and subscriptions, but we recognize revenue over the service or subscription term. In addition, our deferred revenue balance was positively impacted as a result of (i) the weaker U.S. dollar against the Euro on December 31, 2009 compared to December 31, 2008 and (ii) acquired deferred revenue totaling $4.4 million from our acquisitions in 2009. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during both 2009 and 2008 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Acquisitions.  We continue to focus our efforts on building and enhancing a full line of system and network security solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In 2009, we acquired MX Logic, for $163.1 million and Solidcore for $40.5 million. With the MX Logic acquisition, we plan to deliver a comprehensive cloud-based security portfolio. With the Solidcore acquisition, we plan to couple Solidcore’s whitelisting and compliance enforcement technology with our compliance mapping and policy auditing to deliver an end-to-end compliance solution. In 2008, we acquired Secure Computing for $490.1 million. With the Secure Computing acquisition, we deliver a complete network security solution to organizations of all sizes. During 2007, we acquired SafeBoot Holding B.V. (“SafeBoot”) for $346.6 million. With this acquisition, we provide customers with endpoint and data security, including file and folder encryption. We expect that the 2009 acquisitions of MX Logic and Solidcore will have a dilutive impact on net income in 2010, primarily due to the amortization of intangibles. We expect that the 2009 acquisitions of MX Logic and Solidcore will have a slightly accretive impact in 2010 when adjusting net income for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below for such items excluded by management.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $250.1 million, or 26%, to $1,213.9 million during 2009 from $963.8 million in 2008. The year-over-year increase in revenue was due to a $202.5 million increase in revenue from our network security offerings, which includes a $181.3 million increase from our Secure Computing acquisition and a $17.5 million increase from our MX Logic acquisition, a $23.6 million increase in revenue from our end point solutions offerings, a $18.7 million increase in revenue primarily from our services offerings and a $5.4 million increase in revenue from our vulnerability and risk management services. In 2009, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. During 2009, we also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach, which bundles multiple products and services into suite offerings. This positively impacted revenue and deferred revenue and should continue to positively impact revenue in future periods.

During 2008, net revenue from our corporate products increased $194.0 million, or 25%, to $963.8 million from $769.8 million in 2007. The year-over-year increase in revenue was due to a $122.2 million increase in revenue from our end point solutions, which includes increased revenue from our system security solutions and new revenue from data encryption products integrated from our SafeBoot acquisition, a $60.1 million increase in revenue from our network security offerings and an $11.7 million increase in revenue from our vulnerability and risk management services.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from sales of our consumer products increased $77.1 million, or 12%, to $713.5 million in 2009 from $636.4 million in 2008. The increase was primarily due to (i) an increase in our online customer base, (ii) increased online renewal subscriptions from a larger customer base and (iii) increased up-sell to higher level suites with higher price points. We continue to strengthen our relationships with strategic channel partners, such as Acer, Dell, Sony Computer and Toshiba. During 2008, net revenue from our consumer products increased $97.9 million, or 18%, to $636.4 million from $538.5 million in 2007 primarily due to (i) an increase in our customer base and (ii) increased percentage of suite sales from McAfee Internet Security Suites to McAfee Total Protection Suites.

Foreign Exchange Fluctuations.  The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted. During 2009, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and weakened against the Yen compared to 2008. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our financial statements and this has resulted in a decrease in the revenue and expense amounts in certain foreign countries in our consolidated statements of income and comprehensive income in 2009 as compared to the 2008.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheets. To apply critical accounting policies we must evaluate a number of complex criteria and make significant accounting judgments. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly.

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

Revenue Recognition

We must make significant management judgments and estimates to determine revenue to be recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates. These estimates affect the “deferred revenue” line item on our consolidated balance sheets and the “net revenue” line item on our consolidated statements of income and comprehensive income.

Our revenue, which is presented net of sales taxes, is derived primarily from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from product licenses under subscription arrangements, and (ii) product revenue, which includes hardware and perpetual license revenue.

We apply software revenue recognition guidance to all transactions involving the sale of software products and hardware products that include software. The application of this guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE exists for these elements. For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as service, support and subscription revenue.

We apply software revenue recognition guidance to all transactions except those where no software is involved or software is incidental. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements.

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance. In these situations, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period as the related revenue is recognized. These costs are identified as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements and the degree of flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income, in proportion to the product revenue in services and support as it is recognized over the service period.

We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our “net revenue” line item on our consolidated statements of income and comprehensive income and affect our “accounts receivable, net”, “deferred revenue” or “other accrued liabilities” line items on our consolidated balance sheets.

At December 31, 2009, our allowance for sales returns and incentives was $68.8 million compared to $61.2 million at December 31, 2008. If our allowance for sales returns and incentives were to increase by 10%, or $6.9 million, our net revenue would decrease by $1.5 million and our deferred revenue would decrease by $5.4 million for the year ended December 31, 2009.

Deferred Costs of Revenue and Prepaid Expenses

We defer costs of revenue primarily related to revenue-sharing and royalty arrangements and recognize these costs over the service period of the related revenue. Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions and royalty costs paid in advance of revenue transactions. We evaluate the remaining value of these prepaid expenses in comparison to estimates of future revenues. Our estimates of future revenue are based on assumptions considering our historical experience and other relevant facts and circumstances. We have not accelerated the expense of any material prepaid amounts for any periods presented in our statements of income and comprehensive income.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), RSUs, RSAs, PSUs and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP grants”). See Note 13 to the consolidated financial statements for additional information.

We use the Black-Scholes pricing model to estimate the fair value of our options and ESPP grants. The Black-Scholes pricing model requires estimates of the expected life of the option, as well as future volatility, risk-free interest rate and dividend yield. We derive the expected life of our options through a lattice model that factors in historical data on exercise and post-vesting service termination behavior. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during 2009 by 10%, our stock-based compensation expense would increase by $4.2 million, net of expected forfeitures. Likewise, if we increased our assumption of the expected lives of options granted during 2009 by one year, our stock-based compensation expense would increase by $1.7 million. These notional increased expense amounts would be amortized over the options’ weighted average 3.9 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our consolidated statements of income and comprehensive income for the year ended December 31, 2009 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2009 would have increased by $5.4 million. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $24.5 million, amortized over a weighted-average period of 2.3 years.

Estimation of Restructuring Accrual and Litigation

Restructuring accrual.  To determine our restructuring charges and the corresponding liabilities, we make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We develop these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2009, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by $0.2 million.

The estimates regarding our restructuring accruals affect our “other accrued liabilities” and “accrued taxes and other long-term liabilities” line items in our consolidated balance sheets, since these liabilities will be settled each year through 2015. These estimates affect our consolidated statements of income and comprehensive income in the “restructuring charges (benefits)” line item.

Litigation.  Management’s current estimated range of liability related to litigation that is brought against us from time to time is based on claims for which our management can estimate the probability of an unfavorable outcome and the range of loss. We recorded the minimum estimated liability related to those claims where there is a range of loss, as there is no better point of estimate. Due to the uncertainties related to an unfavorable outcome of litigation, and the amount and range of loss on pending litigation, management is often unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As litigation progresses, we continue to assess our potential liability and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. Estimates of litigation liability affect our “other accrued liabilities” line item on our consolidated balance sheets and our “general and administrative” expense line item on our consolidated statements of income and comprehensive income. See Note 18 in our Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income and comprehensive income. Estimates related to income taxes affect the “deferred income taxes”, “other accrued liabilities” and “accrued taxes and other long-term liabilities” line items in our consolidated balance sheets and our “provision for income taxes” line item in our consolidated statements of income and comprehensive income.

Our deferred tax asset is presented net of a valuation allowance. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance increased in 2009, which included an increase of $9.9 million related to recording valuation allowance on certain acquired net operating losses.

Tax returns are subject to examination by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period relating to the expected interest and penalties we would be required to pay a tax authority if we do not prevail. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the consolidated balance sheets based on the expected timing of cash payments to settle contingencies with taxing authorities.

Valuation of Goodwill, Intangibles, Long-lived Assets and Contingent Consideration

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. We must also estimate the fair value of contingent consideration. The allocation of the purchase price and valuation of contingent consideration requires management to make significant estimates in determining fair values, especially with respect to intangible assets and contingent consideration. These estimates are based on historical experience, information obtained from the management of the acquired companies and relevant market and industry data. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate discount rate, the useful lives of intangible assets and probabilities of achievement of financial targets under contingent consideration arrangements. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates.

Goodwill.  We make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using an equal weighting of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. We estimate cash flows for these purposes using internal financial projections based on recent and historical trends and relevant market and industry data. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units. If an impairment were present, these estimates would affect the “impairment of marketable securities” line item on our consolidated statements of income and comprehensive income and would affect the “goodwill” line item in our consolidated balance sheets. As goodwill is allocated to all of our reporting units, any impairment could potentially affect our operating geographies. The fair values of our reporting units were substantially in excess of the respective carrying amounts in our most recent goodwill impairment test.

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

Contingent Consideration.  Our acquisitions may include contingent consideration payments based on future financial measures or product development and integration milestones of an acquired company. We make estimates regarding the fair value of contingent consideration liabilities at the acquisition date and at each reporting date until the contingency is resolved. We estimate the fair value of these liabilities based on financial projection of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in our consolidated statements of income and comprehensive income, and could cause a material impact to our operating results.

Impairment of Marketable Securities

All marketable securities are classified as available-for-sale securities. We assess our available-for-sale marketable securities on a regular basis for other-than-temporary impairment. Pursuant to accounting guidance effective April 1, 2009, if we have a security with a fair value less than its amortized cost and we intend to sell the security or it is more likely than not we will be required to sell the security before it recovers, other-than temporary impairment has occurred and we must record the entire amount of the impairment in earnings. If we do not intend to sell the security or it is not more likely than not we will be required to sell the security before it recovers, we must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and other-than-temporary impairment has occurred. The credit loss component is recognized in earnings and the residual portion of the other-than-temporary impairment is recorded in other comprehensive income. The determination of credit losses requires significant judgment and actual results may be materially different than our estimate. We consider the likely reason for the decline in value, the period of time the fair value was below amortized cost, changes in and performance of the underlying collateral, the ability of the issuer to meet payment obligations, changes in ratings and market trends and conditions. Prior to April 1, 2009, other-than-temporary impairment was recorded based on similar factors, as well as our intent and ability to hold until recovery of loss. Any decline deemed other-than-temporary was recognized in earnings.

We have not recorded any other-than-temporary impairment since April 1, 2009. In 2009, we recorded other-than-temporary impairment of $0.7 million. In 2008, we recorded other-than-temporary impairment of $18.5 million, which consisted of $12.2 million related to corporate bonds and asset-backed and mortgage-backed securities that suffered significant declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to securities for which we did not have the intent and ability to hold until recovery (due to our funding of the Secure Computing acquisition). We had no other-than-temporary impairment of marketable securities in 2007. At December 31, 2009, gross unrealized losses totaled $1.8 million.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Management’s discussion and analysis of results of operations has been revised for the effects of correcting previously reported components of net revenue discussed in the reclassification disclosure within Note 2 to our consolidated financial statements in Part IV, Item 15.

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Net revenue:
Service, support and subscription	$1,739,081	$1,467,092	$271,989	19%	$1,226,427	$240,665	20%
Product	188,251	132,973	55,278	42	81,793	51,180	63

Total net revenue	$1,927,332	$1,600,065	$327,267	20%	$1,308,220	$291,845	22%

Net revenue by Geography:
North America	$1,091,857	$844,937	$246,920	29%	$678,227	$166,710	25%
EMEA	531,763	502,876	28,887	6	426,966	75,910	18
Japan	138,624	116,567	22,057	19	102,272	14,295	14
APAC	96,277	81,109	15,168	19	60,913	20,196	33
Latin America	68,811	54,576	14,235	26	39,842	14,734	37

Total net revenue	$1,927,332	$1,600,065	$327,267	20%	$1,308,220	$291,845	22%

Our net revenue in a specific period is an aggregation of thousands of transactions ranging from high-volume, low-dollar transactions to high-dollar, multiple-element transactions that are individually negotiated. The impact of pricing and volume changes on revenue is complex as substantially all of our transactions contain multiple elements, primarily software licenses and post-contract support. Additionally, approximately 75 to 85% of our revenue in a specific period is derived from prior-period transactions for which revenue has been deferred and is being amortized into income over the period of the arrangement. Therefore, the impact of pricing and volume changes on revenue in a specific period results from transactions in multiple prior periods.

Net Revenue by Geography

Net revenue outside of North America accounted for 43%, 47%, and 48% of net revenue for 2009, 2008 and 2007, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in net revenue in North America during 2009 was primarily related to (i) a $205.8 million increase in corporate revenue and (ii) a $41.1 million increase in consumer revenue. The year-over-year increase in corporate revenue was due to a $142.4 million increase in revenue from our network security offerings, which includes $115.2 million increase from our Secure Computing acquisition and $17.5 million from our MX Logic acquisition, a $41.9 million increase in revenue from our end point solutions offerings, a $15.2 million increase in revenue primarily from our services offerings and a $6.4 million increase in revenue from our vulnerability and risk management services. In 2009, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. The year-over-year increase in consumer revenue was due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites.

The increase in net revenue in North America during 2008 was primarily related to (i) a $103.8 million increase in corporate revenue in North America due to increased revenue from our network security offerings, our end point solutions and our services offerings and (ii) a $62.9 million increase in consumer revenue due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites. Corporate revenue was also impacted by an increase in U.S. government spending on our product offerings and larger transactions sold to customers through a solution selling approach.

The increase in net revenue in EMEA during 2009 was attributable to revenue growth from both our consumer and corporate offerings, offset by the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis in 2009 compared to 2008. The year-over-year increase was primarily attributable to $46.1 million increase from new revenue attributable to our Secure Computing acquisition and $23.0 million in consumer revenue due to an increase in our customer base, offset by the negative foreign exchange impact of approximately $36.4 million in 2009 compared to 2008.

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

Our Japan, APAC and Latin America operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. In both 2009 and 2008, net revenue in Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $13.4 million and $12.0 million contribution to Japan net revenue in 2009 compared to 2008 and in 2008 compared to 2007, respectively. The increase in net revenue from Japan, APAC and Latin America during 2009 compared to 2008 was primarily attributable to increased revenue from our corporate offerings in all geographic regions and increased revenue from our consumer offerings in both Japan and Latin America.

Service, Support and Subscription Revenue

The increase in service, support and subscription revenue in 2009 compared 2008 was attributable to (i) an increase in sales of support and subscription renewals to existing and new customers, (ii) amortization of previously deferred revenue from support arrangements, (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Dell, Sony Computer and Toshiba, (iv) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (v) increases in royalties from sales by our strategic channel partners. In addition, we have expanded our support offerings to include premium-level services. Revenue from consulting increased due to growth in integration and implementation services.

The increase in service, support and subscription revenue in 2008 compared 2007 was attributable to (i) amortization of previously deferred revenue from support and subscription arrangements, (ii) an increase in sales of support and subscription renewals (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Dell, Sony Computer and Toshiba and (iv) increases in royalties from sales by our strategic channel. In addition, revenue from consulting increased due to more consultants providing integration and implementation services.

Although we expect our service, support and subscription revenue to continue to increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected.

Product Revenue

The increase in product revenue in 2009 compared to 2008 was attributable to (i) increased revenue from our Secure Computing acquisition, (ii) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization and (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

The increase in product revenue in 2008 compared to 2007 was attributable to (i) increased revenue from our network security solutions which have a higher hardware content and, therefore, more upfront revenue realization and (ii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue:

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Cost of net revenue:
Service, support and subscription	$308,222	$254,083	$54,139	21%	$214,582	$39,501	18%
Product	100,204	72,634	27,570	38	55,872	16,762	30
Amortization of purchased technology	77,961	56,811	21,150	37	35,290	21,521	61

Total cost of net revenue	$486,387	$383,528	$102,859	27%	$305,744	$77,784	25%

Components of gross margin:
Service, support and subscription	$1,430,859	$1,213,009			$1,011,845
Product	88,047	60,339			25,921
Amortization of purchased technology	(77,961)	(56,811)			(35,290)

Total gross margin	$1,440,945	$1,216,537			$1,002,476

Total gross margin percentage	75%	76%			77%

Cost of Service, Support and Subscription Revenue

Cost of service, support and subscription revenue consists primarily of costs related to the sale of online subscription arrangements and the costs of providing customer support, training, and consulting services which include salaries, benefits, and stock-based compensation for employees and fees related to professional service subcontractors. The costs related to the sale of online subscription arrangements include revenue-share arrangements and royalties paid to our strategic partners as well as the costs of media, manuals and packaging related to our subscription-based product offerings. The cost of service, support and subscription revenue increased in 2009 compared to 2008 due to increased costs related to customer and technical support primarily attributable to the acquisition of Secure Computing, and increased professional services costs related to consulting services. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue increased slightly compared to 2008 primarily attributable to the addition of Secure Computing customer support, training and consulting personnel, offset by increased service contracts and support renewals.

The increase in service, support and subscription costs for 2008 compared to 2007 was primarily attributable to (i) an increase in the volume of online subscription arrangements and royalties paid to our online strategic partners, (ii) first time costs related to delivering annotation, scanning and search services associated with ScanAlert, Inc. (“ScanAlert”) and SiteAdvisor and (iii) increased professional services costs related to consulting services. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue for 2008 remained consistent when compared to 2007.

We anticipate the cost of service, support and subscription revenue will increase in absolute dollars during 2010 driven primarily by (i) increased demand for our subscription-based products with associated revenue-sharing costs, (ii) increased costs attributable to providing customer and technical support to existing and new customers and (iii) additional growth in our consulting services, which provide end users with product design, user training and deployment support.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for 2009 increased from 2008 due primarily to additional hardware transactions as a result of the acquisition of Secure Computing. The cost of product revenue as a percentage of product revenue for 2009 decreased compared to 2008 primarily due to an increase in both the number and size of higher margin corporate transactions sold to customers through a solution selling approach.

The cost of product revenue for 2008 increased from 2007 due primarily to increased sales of network security solutions. Cost of product revenue for 2008 decreased as a percentage of product revenue compared to 2007 due primarily to increased margins on corporate revenue resulting from an increase in both the number and size of larger transactions sold to customers through a solution selling approach.

We anticipate that cost of product revenue will increase or decrease in absolute dollars during 2010 depending on the mix and size of certain corporate-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in 2009 compared to 2008 was primarily attributable to our acquisition of Secure Computing in November 2008. Amortization for the purchased technology related to this acquisition was $27.7 million in 2009.

The increase in amortization of purchased technology in 2008 compared to 2007 was driven by the acquisitions of Secure Computing in November 2008, Reconnex Corporation (“Reconnex”) in August 2008, ScanAlert in January 2008 and SafeBoot in November 2007. Amortization for the purchased technology and patents related to these acquisitions was $31.3 million in 2008.

We expect amortization of purchased technology to increase in absolute dollars during 2010 as a result of our recent acquisitions.

Gross Margin

Our gross margin decreased slightly in 2009 compared to 2008 due primarily to (i) our product mix, (ii) the increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue, and (iii) amortization of purchased technology related to acquisitions made during the year. Our gross margins decreased slightly for 2008 compared to 2007 due mostly to the increase in amortization of purchased technology related to acquisitions. Gross margin may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include options, RSUs, RSAs, PSUs and ESPP grants.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Stock-based compensation expense	$109,094	$76,881	$32,213	42%	$59,017	$17,864	30%

The $32.2 million increase in stock-based compensation expense during 2009 compared to 2008 was primarily attributable to (i) a $22.7 million increase in expense relating to increased grants of RSUs, PSUs and options and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing, (ii) a $6.4 million increase in expense relating to the cash settlement of certain expired options and (iii) a $3.7 million increase in expense related to reinstating our Employee Stock Purchase Plan (“ESPP”) in June 2008.

The $17.9 million increase in stock-based compensation expense during 2008 compared to 2007 was primarily attributable to (i) a $21.0 million increase in expense relating to increased grants of PSUs, of which a significant portion were granted in February 2008, (ii) a $4.9 million increase in expense relating to increased grants of RSUs and assumed RSAs and RSUs from the 2008 acquisition of Secure Computing, (iii) a $3.4 million increase in expense relating to ESPP grants due to reinstating our ESPP in June 2008, (iv) a $3.0 million increase in expense relating to assumed options from the 2007 acquisition of SafeBoot and (v) increases in various other expenses associated with stock-based awards, partially offset by a $17.3 million decrease in expense relating to the extension of post-termination exercise period and cash settlement of options. See Note 13 to the consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Research and development(1)	$324,368	$252,020	$72,348	29%	$217,934	$34,086	16%
Percentage of net revenue	17%	16%			17%

(1)	Includes stock-based compensation expense of $27.0 million, $18.5 million and $14.0 million in 2009, 2008 and 2007, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in 2009 compared to 2008 was primarily attributable to (i) a $44.5 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily related to our Secure Computing acquisition, (ii) an $8.5 million increase in stock-based compensation expense, (iii) a $7.8 million increase in equipment and depreciation expense and (iv) increases in various other expenses associated with research and development activities. The overall increase in research and development expenses in 2009 compared to 2008 included a net decrease of $10.0 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies.

The increase in research and development expenses in 2008 compared to 2007 was primarily attributable to (i) a $20.3 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases, (ii) a $4.5 million increase in stock-based compensation expense and (iii) increases in the use of third-party contractors and in various other expenses associated with research and development activities.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during 2010.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Sales and marketing(1)	$642,026	$536,944	$105,082	20%	$397,629	$139,315	35%
Percentage of net revenue	33%	34%			30%

(1)	Includes stock-based compensation expense of $47.7 million, $33.1 million and $22.0 million in 2009, 2008 and 2007, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions. The increase in sales and marketing expenses during 2009 compared to 2008 reflected (i) a $63.9 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily related to our Secure Computing acquisition and increased commissions, (ii) a $24.0 million increase related to agreements with certain PC OEM partners, (iii) a $14.6 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with sales and marketing activities. The increase in sales and marketing expenses during 2009 compared to 2008 included a net decrease of $14.0 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies.

The increase in sales and marketing expenses during 2008 compared to 2007 reflected (i) a $72.6 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in average headcount and salary increases, (ii) a $34.7 million increase related to agreements with certain PC OEM partners, (iii) a $11.1 million increase in stock-based compensation expense, (iv) a $9.0 million increase in travel expense primarily attributable to increased average headcount and (v) increases in marketing and promotion expenses, the use of third-party contractors and in various other expenses associated with sales and marketing activities. The change in sales and marketing expenses during 2008 compared to 2007 included a net increase of $9.3 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against foreign currencies.

We anticipate that sales and marketing expenses will increase in absolute dollars during 2010 primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

General and administrative(1)	$197,696	$193,784	$3,912	2%	$204,748	$(10,964)	(5)%
Percentage of net revenue	10%	12%			16%

(1)	Includes stock-based compensation expense of $28.3 million, $21.6 million and $19.9 million in 2009, 2008 and 2007, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during 2009 compared to 2008 reflected (i) a $6.7 million increase in stock-based compensation expense, (ii) a $5.5 million benefit recognized in 2008 related to the change in fair value of certain stock options, (iii) a $3.4 million increase in salary and benefits for individuals performing general and administrative activities due to an increase in average headcount and (iv) increases in various other expenses associated with general and administrative activities, offset by $13.0 million decrease in legal expenses and settlement costs, primarily related to decreases in costs associated with indemnification of our current and former officers and directors, as well as a $6.5 million reimbursement from an insurance carrier for legal fees incurred related to cost of defense incurred in connection with our investigation of historical stock option granting practices that concluded in 2007.

The decrease in general and administrative expenses during 2008 compared to 2007 reflected (i) a $27.0 million decrease in costs arising as a result of our completed investigation into our historical stock option granting practices as the investigation was completed prior to the restatement of our historical financial results in December 2007 and (ii) a $14.2 million benefit related to the change in fair value of certain stock options accounted for as liability awards, partially offset by (i) a $13.6 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases, (ii) a $6.2 million increase in the use of third-party contractors and (iii) increases in expense due to acquisition-related costs, legal costs and various other expenses associated with general and administrative activities.

We anticipate that general and administrative expenses will increase in absolute dollars during 2010.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Amortization of intangibles	$40,718	$26,470	$14,248	54%	$13,583	$12,887	95%

Intangibles consist primarily of customer-related intangible assets. The increase in amortization of intangibles during 2009 compared to 2008 was primarily attributable to our acquisition of Secure Computing in November 2008, in which we acquired $51.2 million of customer-related intangible assets. The increase in amortization of intangibles during 2008 compared to 2007 was primarily attributable to our 2008 and 2007 acquisitions of ScanAlert and SafeBoot, in which we acquired $14.5 million and $41.8 million of intangible assets, respectively.

Assuming no new acquisitions, we expect amortization of intangibles will be flat or decrease slightly in absolute dollars during 2010 as a result of certain intangibles acquired in previous acquisitions becoming fully amortized in the fourth quarter of 2009.

Restructuring Charges (Benefits)

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Restructuring charges (benefits)	$13,830	$(1,752)	$15,582	*	$8,769	$(10,521)		*

*	Calculation not meaningful

Restructuring charges in 2009 totaled $13.8 million, of which $11.3 million primarily related to the realignment of our sales and marketing workforce and staffing across various other departments and an accrual over the service period for our elimination of certain positions related to acquisitions, $3.1 million primarily related to additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing and accretion of lease exit costs and $1.7 million primarily related to our 2009 restructuring of two facilities. These charges were partially offset by a $2.4 million restructuring benefit related to the termination of the final sublease agreement and extinguishment of the remaining 2004 and 2003 restructurings.

Restructuring benefit in 2008 totaled $1.8 million. We recorded an $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004 offset by a charge of $6.6 million related to the elimination of certain positions at SafeBoot and Secure Computing that were redundant to positions at McAfee, the realignment of our sales force, and the realignment of staffing across all departments. See Note 8 to our consolidated financial statements for a description of restructuring activities.

In-process Research and Development

During 2008, we recorded $19.5 million for in-process research and development related to the acquisition of Secure Computing in November 2008, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included our Firewall Sidewinder, Webwasher and Mail products, and the fair value at acquisition was $7.6 million, $9.5 million and $2.4 million, respectively. The Webwasher and Mail products were completed in 2009. The Firewall Sidewinder product was 90% complete as of December 31, 2009. The fair values were determined using the excess earnings method under the income approach using a discount rate reflective of the risk associated with the stage of completion and financial risk of the projects. Due to the implementation of new accounting guidance in 2009, in-process research and development is no longer immediately expensed upon closing of an acquisition. See Note 3 to the consolidated financial statements for additional information.

Interest and Other Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Interest and other income, net	$2,202	$45,687	$(43,485)	(95)%	$68,287	$(22,600)	(33)%

Interest and other income includes interest earned on investments and interest expense related to our credit facility, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest income in 2009 compared to 2008 was primarily due to (i) a lower average rate of return on our investments from approximately 4% in 2008 to 1% in 2009 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $200 million in 2009 compared to 2008.

The decrease in interest income in 2008 compared to 2007 was partially due to (i) a lower average rate of return on our investments from approximately 5% in 2007 to approximately 4% in 2008 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $300 million in 2008 compared to 2007.

During 2009, we recorded net foreign currency transaction losses of $2.4 million. During 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively.

Interest expense is primarily related to the interest and amortization of our debt issuance costs related to our $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility. Interest expense was $4.9 million in 2009. We had no interest expense in 2008 or 2007.

We anticipate that interest and other income, net will decrease during 2010 as a result of lower cash balances due to acquisitions and our stock repurchase program, the declining interest rate environment, our shifting a large percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments, which have a lower yield, and higher costs on our revised credit facility.

Impairment of Marketable Securities

During 2009 and 2008, we recorded an expense for other-than-temporary impairments on certain of our marketable securities of $0.7 million and $18.5 million, respectively. Current economic conditions have had widespread negative effects on the markets for debt securities in 2009 and 2008. The 2009 and 2008 other-than-temporary impairments were recorded on certain of our asset-backed and mortgage-backed securities, which had significant declines in fair value, as well as one corporate debt security due to the issuer declaring bankruptcy. We currently hold some asset-backed and mortgage-backed securities purchased in prior periods, but do not plan to acquire these types of securities in future periods. Pursuant to accounting guidance effective in the second quarter of 2009, other-than-temporary impairment on our marketable securities is now based on our determination of whether the security will be sold prior to recovery or if our cost basis in the securities will be recovered. Further deterioration in the underlying collateral of our asset-backed and collateralized mortgage securities could result in additional impairment charges, as will collectability issues on our corporate debt securities. We did not have any impairments of securities in 2007.

Gain on Sale of Investments, net

In 2009, 2008 and 2007, we recognized net gains on the sale of marketable securities of $0.4 million, $5.5 million and $1.1 million, respectively. Our investments are classified as available-for-sale, and we may sell securities from time to time to move funds into investments with more lucrative yields for liquidity purposes or, in the case of 2008, given the current economic environment, into investments that are considered more conservative, thus resulting in gains and losses on sale.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes.

			2009 vs. 2008			2008 vs. 2007
	2009	2008	$	%	2007	$	%
	(Dollars in thousands)

Provision for income taxes	$50,803	$49,997	$806	2%	$62,224	$(12,227)	(20)%
Effective tax rate	23%	23%			27%

Tax expense was 23% of income before income taxes in both 2009 and 2008 and 27% of income before income taxes in 2007. The effective tax rate for 2009 differs from the U.S. federal statutory rate (“statutory rate”) due to the benefits of foreign tax credits, research and development credits and lower tax rates in certain jurisdictions. These benefits are partially offset by tax effects of stock compensation, deemed repatriations of earnings from foreign subsidiaries and adjustments to tax exposures and valuation allowances. The tax rate was unchanged from 2008 to 2009 as we had a tax benefit of a shift in jurisdictional earnings in 2009 and a benefit of the release of valuation allowance against income in higher tax jurisdictions in 2008.

The effective tax rate for 2008 differs from the statutory rate due to the benefits of releasing valuation allowance on our foreign tax credits, research and development credits and lower tax rates in certain jurisdictions. These benefits were partially offset by tax on deemed repatriations of earnings from foreign subsidiaries, the tax effects of stock compensation, and the expensing of $19.5 million in-process research and development related to the Secure Computing acquisition. The decrease in the 2008 tax rate as compared to 2007 is primarily related to release of valuation allowance in 2008 offset by the tax effect of a shift in jurisdictional earnings.

The effective tax rate for 2007 differs from the statutory rate generally due to the benefits of research and development tax credits, foreign tax credits, lower tax rates in certain foreign jurisdictions and valuation allowance adjustments. These benefits are partially offset by adjustments to tax exposures, tax effects of stock compensation and deemed repatriations of earnings from foreign subsidiaries.

Our future tax rates could be adversely affected if pretax earnings are proportionally less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations. We cannot reasonably estimate the impact to our future effective tax rates for possible changes in earnings or tax laws and regulations.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the period through which the holiday would be effective to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2009.

The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007 and in Germany for the years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. We concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year in January 2009. As a result, a tax benefit of approximately $2.2 million is reflected in the first quarter 2009. In addition, the statue of limitations related to various domestic and foreign jurisdictions expired in 2009, resulting in a tax benefit of approximately $13.7 million.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these measures and the material limitation of these measures, see items (1) — (13) below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Operating income:
GAAP operating income	$222,307	$189,571	$159,813
Stock-based compensation expense(1)	109,094	77,263	56,132
Amortization of purchased technology(2)	77,961	56,811	35,290
Amortization of intangibles(2)	40,718	26,470	13,583
Acquisition-related costs(3)	34,448	7,430	8,295
Restructuring charges (benefits)(4)	13,830	(1,752)	8,769
Legal settlements(5)	3,200	9,000	—
Investigation-related and other costs(6)	2,325	5,989	32,952
Loss on sale/disposal of assets and technology(7)	474	193	41
In-process research and development(8)	—	19,500	—
Acquired intangible asset expensed to research and development(9)	—	2,000	—
Change in fair value of stock-based liability awards(10)	—	(5,483)	8,739

Non-GAAP operating income	$504,357	$386,992	$323,614

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income:
GAAP net income	$173,420	$172,209	$166,980
Stock-based compensation expense(1)	109,094	77,263	56,132
Amortization of purchased technology(2)	77,961	56,811	35,290
Amortization of intangibles(2)	40,718	26,470	13,583
Acquisition-related costs(3)	34,448	7,430	8,295
Restructuring charges (benefits)(4)	13,830	(1,752)	8,769
Legal settlements(5)	3,200	9,000	—
Investigation-related and other costs(6)	2,325	5,989	32,952
Loss on sale/disposal of assets and technology(7)	474	193	41
In-process research and development(8)	—	19,500	—
Acquired intangible asset expensed to research and development(9)	—	2,000	—
Change in fair value of stock-based liability awards(10)	—	(5,483)	8,739
Marketable securities impairment, net of accretion(11)	60	18,533	—
Provision for income taxes(12)	50,803	49,997	62,224

Non-GAAP income before provision for income taxes	506,333	438,160	393,005
Non-GAAP provision for income taxes(13)	121,520	118,303	106,111

Non-GAAP net income	$384,813	$319,857	$286,894

Net income per share — diluted *:
GAAP net income per share — diluted	$1.09	$1.08	$1.02
Stock-based compensation expense per share(1)	0.69	0.48	0.34
Other adjustments per share (2-13)	0.64	0.44	0.39

Non-GAAP net income per share — diluted*	$2.42	$2.01	$1.75

Shares used to compute non-GAAP net income per share — diluted	158,988	159,406	164,126

*	Non-GAAP net income per share is computed independently for each period presented. The sum of GAAP net income per share and non-GAAP adjustments may not equal non-GAAP net income per share due to rounding differences.

The non-GAAP financial measures are non-GAAP operating income, non-GAAP net income and non-GAAP net income per share — diluted, which adjust for the following items: stock-based compensation expense, amortization of purchased technology and intangibles, acquisition-related costs, restructuring charges (benefits), legal settlement, in-process research and development, investigation-related and other costs, loss on sale/disposal of assets and technology, change in fair value of stock-based liability awards, marketable securities impairment, net of accretion, income taxes and certain other items discussed below. We believe that the presentation of these non-GAAP financial measures is useful to investors, and such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees and outside directors including stock options, restricted stock awards and units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expense on our operating results. The amounts in 2008 and 2009 excludes amounts paid to settle certain options held by terminated employees which expired as they could not be exercised during the 90-day period subsequent to termination during the period from July 2006 through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. The amount in 2008 includes expense of $0.6 million related to our tender offer that amended the exercise price on certain options.

(2)	Amortization of purchased technology and intangibles are non-cash charges that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transactions fees, due diligence costs, acquisition retention bonuses and severance, fair value adjustments related to contingent consideration, amounts or recoveries subject to escrow provisions, and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(4)	Restructuring charges (benefits) include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy, such as acquisitions or divestitures. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually evaluated, which may increase or reduce the charges in a specific period. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures.

(5)	Legal settlements represent the cost of settlement for certain significant legal matters, including patent litigation. Our management excludes this charge when evaluating our ongoing performance and/or predicting earnings trends, and therefore excludes this amount when presenting non-GAAP financial measures.

(6)	Investigation-related and other costs are charges related to discrete and unusual events where we have incurred significant costs which, in our view, are not incurred in the ordinary course of operations. Recent examples of such charges include legal expenses related to the special committee investigation into our past stock option granting practices which was completed in December 2007. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of these charges on our operating results.

(7)	Loss on sale/disposal of assets and technology relate to the sale or disposal of our assets. These losses or gains can vary significantly in size and amount. Our management excludes these losses or gains when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures. In addition, in periods where we realize gains or incur losses on the sale of assets and/or technology, we believe it is useful to investors to highlight the specific impact of these amounts on our operating results.

(8)	In-process research and development constitute non-cash charges that vary significantly in size and amount depending on the business combination and, therefore, are disregarded by our management when evaluating our ongoing performance and/or predicting our earnings trends. We believe it is useful to investors to understand the specific impact of these charges on our operating results.

(9)	Acquired intangible asset expensed to research and development is related to the purchase of an intangible asset, which, similar to in-process research and development costs, was expensed immediately. Our management excludes this cost when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes this cost when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of this cost on our operating results. Under accounting guidance effective in 2009, such costs are no longer immediately expensed upon closing of an acquisition.

(10)	Change in fair value of stock-based liability awards constitutes the expense or benefit associated with the change in fair value of stock-based liability awards at the end of the each reporting period. Our management excludes these (benefits) costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these amounts when presenting non-GAAP financial measures.

(11)	Marketable securities impairment, net of accretion includes “other than temporary” declines in the fair value of our available-for-sale securities and subsequent recoveries of these losses when the securities are redeemed. Our management excludes these losses/income when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these losses/income when presenting non-GAAP financial measures.

(12)	Provision for income taxes is our GAAP provision that must be added back to GAAP net income to reconcile to non-GAAP income before taxes.

(13)	Non-GAAP provision for income taxes reflects a 24% non-GAAP effective tax rate in 2009 and a 27% non-GAAP effective tax rate in 2008 and 2007 which is used by our management to calculate non-GAAP net income. Management believes that the 24% and 27% effective tax rate in each respective period is reflective of a long-term normalized tax rate under the global McAfee legal entity and operating structure as of the respective period end.

Non-GAAP Operating Income

The $117.4 million increase in non-GAAP operating income in 2009 compared to 2008 was primarily attributable to the overall growth of the company, including a $327.3 million increase in revenue, offset by a $109.6 million increase in salaries and benefits, a $24.0 million increase related to agreements with certain PC OEM partners and increases in various other expenses.

Non-GAAP Net Income

The $65.0 million increase in non-GAAP net income in 2009 compared to 2008 was primarily attributable to items discussed above under operating income offset by a $43.5 million decrease in interest and other income primarily attributable to lower yields and lower cash and marketable securities balances, decreased foreign currency transaction gains, and increased interest expense associated with our credit facility.

Acquisitions

MX Logic

In September 2009, we acquired 100% of the outstanding shares of MX Logic, a Software-as-a-Service provider of on-demand email, web security and archiving solutions for a total purchase price of $163.1 million. The MX Logic purchase agreement provided for earn-out payments totaling up to $30 million contingent upon the achievement of certain MX Logic revenue targets. With this acquisition, we plan to deliver a comprehensive, cloud-based security portfolio. The results of operations for MX Logic have been included in our results of operations since the date of acquisition.

Secure Computing

In November 2008, we acquired Secure Computing for $490.1 million. With this acquisition, we deliver a complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The results of operations for Secure Computing have been included in our results of operations since the date of acquisition.

SafeBoot

In November 2007, we acquired SafeBoot, an enterprise security software vendor for data protection via encryption and access control, for $346.6 million, of which $6.0 million was paid in 2008. With this acquisition, we provide our customers with comprehensive data protection, including endpoint, network, web, email and data security, as well as risk and compliance solutions. The results of operations of SafeBoot have been included in our results of operations since the date of acquisition.

Liquidity and Capital Resources

	Years Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$496,384	$308,322	$393,415
Net cash (used in) provided by investing activities	$(387,832)	$200,226	$(436,770)
Net cash provided by (used in) financing activities	$70,114	$(371,962)	$10,689

Overview

At December 31, 2009, our cash, cash equivalents and marketable securities totaled $950.2 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $893.0 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, acquisitions, and purchases of marketable securities.

During 2009, we used $171.6 million for the acquisitions of Endeavor Security, Inc. (“Endeavor”), Solidcore and MX Logic, net of cash acquired, and $4.9 million for payment of a portion of the accrued purchase price for Securify, Inc., which we assumed in the acquisition of Secure Computing in 2008. We also used $158.2 million for the net purchase of marketable securities, $60.5 million for purchases of property and equipment and $25.3 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

In December 2008, we entered into a credit agreement by and among us, McAfee Ireland Holdings Limited, certain of our subsidiaries as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer (“Credit Facility”). The Credit Facility provides for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. The Credit Facility also contains an expansion option permitting us to arrange up to an aggregate of $200.0 million in additional commitments from existing lenders and/or new lenders at the lenders’ discretion. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009 and paid the principal and accrued interest on our term loan in December 2009. We had no amounts outstanding under the Credit Facility as of December 31, 2009.

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

Our management plans to use our cash and cash equivalents for future operations, potential acquisitions and earn-out payments related to current acquisitions. We may in the future repurchase our common stock on the open market. We believe that our cash and cash equivalent balances and cash that we generate over time from operations, along with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future.

Operating Activities

Net cash provided by operating activities in 2009, 2008 and 2007 was primarily the result of our net income of $173.4 million, $172.2 million and $167.0 million, respectively, net of non-cash related expenses. During 2009, our primary working capital sources were increased deferred revenue, which was attributable to growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based offerings and decreased accounts receivable due to significant collection efforts. Our primary working capital use of cash was prepaid expenses, deferred costs of revenue and other assets primarily attributable to prepayments to our partners. The amounts for changes in assets and liabilities presented in the consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

During 2008, our primary working capital source was increased deferred revenue, which was attributable to growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based offerings. Working capital uses of cash included increased accounts receivable primarily due to increased invoicing over collections at the end of the year, increased prepaid expenses, deferred costs of revenue and other assets, and decreased accrued taxes and other liabilities primarily due to a tax settlement payment of approximately $30.0 million. In addition, during 2008, payments to our partners for distribution-related agreements were higher than in 2007.

During 2007, primary working capital sources were increases in deferred revenue, accrued taxes and other liabilities and accounts payable. The increase in deferred revenue in 2007 was due to increased sales of subscription and support contracts. The increase in accrued liabilities is primarily due to additional accruals for legal settlements. Primary working capital uses were increases in accounts receivable primarily attributable to increased invoicing over collections at the end of the year and increases in prepaid expenses and other assets primarily attributable to prepayments to our partners.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2009 and 2008, $580.6 million and $364.5 million, respectively, were held outside the United States. We utilize a variety of operational and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. We expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 18 to the consolidated financial statements.

Investing Activities

Net cash used in investing activities was $387.8 million in 2009 compared to net cash provided by investing activities of $200.2 million in 2008.

In 2009, the primary uses of cash in investing activities included $171.6 million for acquisitions, $158.2 million of net purchases of marketable securities and $60.5 million for purchases of property and equipment.

Our cash used for acquisitions decreased to $171.6 million in 2009 compared to $550.6 million in 2008. During 2009, we paid $137.9 million, $31.2 million and $2.5 million, net of cash acquired, to purchase MX Logic, Solidcore and Endeavor, respectively. During 2008, we paid $447.4 million, $46.2 million, and $49.0 million, net of cash acquired, to purchase Secure Computing, Reconnex, and ScanAlert, respectively.

Our cash used for purchases of property and equipment increased to $60.5 million in 2009 compared to $48.7 million in 2008. The property and equipment purchased during both 2009 and 2008 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices.

Net cash used in investing activities was $436.8 million in 2007. In 2007, including the amount placed in escrow, we paid $328.9 million, net of the $9.8 million cash acquired, for the purchase of SafeBoot. In addition, during 2007, we purchased $33.6 million of property and equipment and purchased patents for $9.3 million.

We expect to continue to have slight increases in capital expenditures compared to the prior year.

Financing Activities

Net cash provided by financing activities was $70.1 million in 2009 compared to net cash used in financing activities of $372.0 million in 2008. During 2009 and 2008, we used $25.3 million and $16.6 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our stock option plans and ESPP. In 2009, we received proceeds of $90.1 million compared to $130.0 million in 2008 and $9.8 million in 2007 from issuance of stock under such plans. Proceeds from the issuance of common stock under our stock option plans and ESPP were significantly lower in 2007 as compared to 2008 and 2009 as employees were prohibited from exercising stock options until after we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, in December 2007.

We had no repurchases of our common stock in the open market during 2009 and 2007. During 2008, we used $500.0 million to repurchase approximately 14.5 million shares of our common stock in the open market, including commissions paid on these transactions. As of December 31, 2009, we did not have authorization for repurchases of our common stock. In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors.

While we expect to continue to receive proceeds from our stock option plans and ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards granted to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions (“Credit Facility”). The Credit Facility provided for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. In February 2010, we entered into an amendment to our Credit Facility. The aggregate commitments of the lenders for revolving loans were increased from $100.0 million to $450.0 million. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. The amendment extended the maturity date of the Credit Facility by one year to December 22, 2012.

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.25% to 0.45% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the Credit Facility) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the Credit Facility) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the Credit Facility). At December 31, 2009 and 2008, we had $1.5 million and $3.0 million of restricted cash deposited at one of our lenders. Restricted cash decreased $1.5 million when the term loan was repaid in full. The $1.5 million deposit will be restricted until the expiration of the revolving credit facility. At December 31, 2009 and December 31, 2008, we were in compliance with all covenants in the Credit Facility.

In December 2008, we paid $2.0 million of debt issuance costs related to the Credit Facility. In January 2009, we borrowed $100.0 million under the term loan portion of the Credit Facility. The loan bore interest at our election of an adjusted LIBOR rate plus a 2.0% margin. The principal together with accrued interest were paid in December 2009. Under the amendment to the Credit Facility, loans bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of December 31, 2009 and December 31, 2008.

In addition, we have a 14.0 million Euro credit facility with a bank, (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of December 31. 2009 or December 31, 2008.

Contractual Obligations

A summary of our fixed contractual obligations and commitments at December 31, 2009 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$101,786	$27,201	$40,368	$18,800	$15,417
Other commitments(2)	185,281	115,593	69,229	459	—
Purchase obligations(3)	12,459	12,459	—	—	—
Accrued taxes(4)	9,910	9,910	—	—	—

Total	$309,436	$165,163	$109,597	$19,259	$15,417

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The most significant of our lease contractual obligations relate to the following five leases: $22.2 million for the Santa Clara, California facility lease, $19.8 million for two St. Paul, Minnesota facility leases, $10.5 million for the Slough, United Kingdom facility lease and $4.2 million for the Cork, Ireland facility lease.

(2)	Other commitments are minimum contractual commitments including distribution, telecom, software licensing and royalty agreements.

(3)	Purchase obligations consist of purchase orders to our contract manufacturers and suppliers, based on our defined criteria, in order to manage manufacturing lead times and help ensure adequate component supply.

(4)	Accrued taxes are tax liabilities, including interest and penalties, related to uncertain tax positions.

As of December 31, 2009, we had approximately $103.7 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur other than the amount included in the table above.

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

To reduce exposures associated with certain nonfunctional monetary assets and liabilities, we enter into forward contracts. Our foreign exchange contracts typically range from one to three months in original maturity. The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the consolidated statements of income and comprehensive income as interest and other income.

During 2009 net realized losses arising from the settlement of our forward foreign exchange contracts was $2.3 million. During 2008 and 2007, net realized gains arising from the settlement of our forward foreign exchange contracts were $2.0 million and $1.0 million, respectively.

Forward contracts outstanding at December 31, 2009 are presented below (in thousands):

	December 31, 2009
	Notional U.S.
	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value

Euro	$46,165	$35	$(193)
British Pound	9,422	146	—

	$55,587	$181	$(193)

A sensitivity analysis performed on our hedging portfolio as of December 31, 2009 indicated that a hypothetical 5% and 10% appreciation of the U.S. Dollar from its value at December 31, 2009 would decrease the fair value of our forward contracts by $1.9 million and $3.8 million, respectively. A 5% and 10% depreciation of the U.S. Dollar from its value at December 31, 2009 would increase the fair value of our forward contracts by $1.9 million and $3.8 million, respectively.

Interest Rate Risk

We maintain balances in cash, cash equivalents and investment securities. Our investments are made with a policy of capital preservation and liquidity as the primary objectives. We maintain our investment securities in portfolio holdings of various issuers, types and maturities including money market, U.S. government fixed income, U.S. government agency fixed income and investment grade corporate fixed income securities. We currently hold some asset-backed and mortgage-backed securities purchased in prior periods but do not plan to acquire these types of securities in future periods. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. These securities are classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

During 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the U.S. government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, during 2008 we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. In 2009, we recorded additional other-than-temporary impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. Of the $18.5 million other-than-temporary impairment recorded in 2008, $12.2 million related to corporate bonds and asset-backed and mortgage-backed securities, which suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to funding our acquisition of Secure Computing, which was a one-time event. We had no other-than-temporary impairment of marketable securities in 2007. We had a net unrealized gain of $1.8 million on marketable securities at December 31, 2009, compared with a net unrealized gain of $0.6 million at December 31, 2008.

The following tables present the hypothetical changes in fair values in the securities held at December 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2009. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income over a twelve-month time horizon.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate				Given an Interest Rate
	Decrease of			No	Increase of
	X Basis Points			Change in	X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

Cash equivalents	$9.6	$9.6	$9.6	$9.6	$9.6	$9.6	$9.6
United States treasury and agency securities	96.8	96.7	96.6	96.5	96.3	96.1	95.9
Foreign government securities	34.0	33.9	33.9	33.8	33.7	33.7	33.6
Certificates of deposit and time deposits	40.0	40.0	39.9	39.9	39.8	39.7	39.7
Corporate debt securities	101.0	100.9	100.8	100.7	100.5	100.4	100.2
Mortgage-backed securities	21.1	21.1	21.1	21.1	21.1	21.1	21.1
Asset-backed securities	18.3	18.3	18.3	18.3	18.3	18.3	18.3

Total	$320.8	$320.5	$320.2	$319.9	$319.3	$318.9	$318.4

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

Annual Financial Statements

The consolidated financial statements and supplementary date included in Part IV, Item 15(a) of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Operating Results (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$525,666	$485,271	$468,686	$447,709	$423,987	$409,679	$396,758	$369,641
Gross profit	394,327	358,501	353,464	334,653	318,637	311,170	307,025	279,705
Income from operations	72,156	42,505	55,876	51,770	32,564	49,363	54,397	53,247
Net income	54,522	36,789	28,653	53,456	45,406	48,808	47,826	30,169
Net income per share — basic(1)	0.35	0.23	0.18	0.35	0.30	0.32	0.30	0.19
Net income per share — diluted(1)	0.34	0.23	0.18	0.34	0.29	0.31	0.30	0.18

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the annual net income per share due to rounding differences.

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

Our revenue and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenue and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees and product revenue deferred or recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, events such as acquisitions and sales of business or litigation, the occurrence of unexpected events, amortization of purchased technology and intangibles, restructurings and other-than-temporary impairment of marketable securities. Significant quarterly fluctuations in revenue will cause significant fluctuations in our cash flows and cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the third and fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of December 31, 2009.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

Deloitte & Touche LLP, as auditor of our consolidated financial statements for the year ended December 2009, has issued an attestation report dated February 26, 2010, concerning our internal control over financial reporting, which is included in Part IV, Item 15(a) of this annual report.

Changes in Internal Control over Financial Reporting

We have had no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.
Santa Clara, California

We have audited the internal control over financial reporting of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

San Jose, California
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2009, 2008, and 2007 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits See Index to Exhibits on Page 97. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McAfee, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

San Jose, California
February 26, 2010

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$677,137	$483,302
Short-term marketable securities	215,894	27,449
Accounts receivable, net	294,315	322,986
Deferred income taxes	312,080	310,870
Prepaid expenses and deferred costs of revenue	228,102	221,900
Other current assets	35,789	38,281

Total current assets	1,763,317	1,404,788
Long-term marketable securities	57,137	82,974
Property and equipment, net	133,016	114,435
Deferred income taxes	292,657	303,937
Intangible assets, net	292,583	315,803
Goodwill	1,284,574	1,169,616
Other assets	139,902	66,328

Total assets	$3,963,186	$3,457,881

LIABILITIES
Current liabilities:
Accounts payable	$55,104	$41,529
Accrued compensation and benefits	108,332	82,648
Other accrued liabilities	203,967	215,355
Deferred revenue	1,068,682	989,096

Total current liabilities	1,436,085	1,328,628
Deferred revenue, less current portion	338,791	304,014
Accrued taxes and other long-term liabilities	70,772	72,751

Total liabilities	1,845,648	1,705,393

Commitments and contingencies (Notes 9, 10 and 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2009 and 2008	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 186,700,719 shares at December 31, 2009 and 181,133,439 shares at December 31, 2008
Outstanding: 158,286,352 shares at December 31, 2009 and 153,534,594 shares at December 31, 2008	1,868	1,812
Treasury stock, at cost: 28,414,367 shares at December 31, 2009 and 27,598,845 shares at December 31, 2008	(845,118)	(819,861)
Additional paid-in capital	2,251,916	2,053,245
Accumulated other comprehensive loss	(3,291)	(18,992)
Retained earnings	712,163	536,284

Total stockholders’ equity	2,117,538	1,752,488

Total liabilities and stockholders’ equity	$3,963,186	$3,457,881

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenue:
Service, support and subscription	$1,739,081	$1,467,092	$1,226,427
Product	188,251	132,973	81,793

Total net revenue	1,927,332	1,600,065	1,308,220

Cost of net revenue:
Service, support and subscription	308,222	254,083	214,582
Product	100,204	72,634	55,872
Amortization of purchased technology	77,961	56,811	35,290

Total cost of net revenue	486,387	383,528	305,744

Operating costs:
Research and development	324,368	252,020	217,934
Sales and marketing	642,026	536,944	397,629
General and administrative	197,696	193,784	204,748
Amortization of intangibles	40,718	26,470	13,583
Restructuring charges (benefits)	13,830	(1,752)	8,769
In-process research and development	—	19,500	—

Total operating costs	1,218,638	1,026,966	842,663

Income from operations	222,307	189,571	159,813
Interest and other income, net	2,202	45,687	68,287
Impairment of marketable securities	(710)	(18,533)	—
Gain on sale of investments, net	424	5,481	1,104

Income before provision for income taxes	224,223	222,206	229,204
Provision for income taxes	50,803	49,997	62,224

Net income	$173,420	$172,209	$166,980

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$3,187	$(215)	$1,257
Foreign currency translation gain (loss)	14,973	(51,275)	(231)

Comprehensive income	$191,580	$120,719	$168,006

Net income per share — basic	$1.11	$1.10	$1.04

Net income per share — diluted	$1.09	$1.08	$1.02

Shares used in per share calculation — basic	156,144	156,205	159,819

Shares used in per share calculation — diluted	158,988	159,406	164,126

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
	(In thousands)

Adjusted balances, January 1, 2007	159,915	$1,726	12,597	$(303,074)	$1,629,068	$31,472	$197,095	$1,556,287
Issuance of common stock under our employee stock plans	636	6	—	—	12,811	—	—	12,817
Repurchase of common stock	(6)	—	6	(196)	—	—	—	(196)
Stock-based compensation	—	—	—	—	42,118	—	—	42,118
Stock-based compensation related to option extension	—	—	—	—	14,014	—	—	14,014
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(154)	—	—	(154)
Reduction of prior tax benefit from stock option activity	—	—	—	—	(820)	—	—	(820)
Recognition of tax benefit related to acquisition accounted for as a pooling of interests	—	—	—	—	123,379	—	—	123,379
Fair value of options assumed in acquisition	—	—	—	—	3,611	—	—	3,611
Modification of stock options — reclassification from equity to liability awards	—	—	—	—	(18,272)	—	—	(18,272)
Exercise of stock options — reclassification from liability to equity awards	—	—	—	—	4,535	—	—	4,535
Foreign currency translation	—	—	—	—	—	(231)	—	(231)
Net increase in unrealized gains on marketable securities, net	—	—	—	—	—	1,257	—	1,257
Net income	—	—	—	—	—	—	166,980	166,980

Balances, December 31, 2007	160,545	1,732	12,603	(303,270)	1,810,290	32,498	364,075	1,905,325
Issuance of common stock under our employee stock plans and employee stock purchase plan	7,986	80	—	—	127,238	—	—	127,318
Repurchase of common stock	(14,974)	—	14,974	(516,591)	—	—	—	(516,591)
Forfeiture of restricted stock awards	(22)	—	22	—	—	—	—	—
Stock-based compensation	—	—	—	—	76,662	—	—	76,662
Reclassification of fair value charge as liability for tender offer	—	—	—	—	(1,223)	—	—	(1,223)
Fair value of options assumed in prior year acquisition	—	—	—	—	(1,672)	—	—	(1,672)
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(984)	—	—	(984)
Fair value of RSAs and RSUs assumed in acquisition	—	—	—	—	2,211	—	—	2,211
Tax benefits from stock-based awards	—	—	—	—	23,729	—	—	23,729
Exercise of stock options— reclassification from liability to equity awards	—	—	—	—	16,994	—	—	16,994
Foreign currency translation	—	—	—	—	—	(51,275)	—	(51,275)
Net increase in unrealized losses on marketable securities, net	—	—	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	172,209	172,209

Balances, December 31, 2008	153,535	1,812	27,599	(819,861)	2,053,245	(18,992)	536,284	1,752,488
Issuance of common stock under our employee stock plans and employee stock purchase plan	5,566	56	—	—	90,230	—	—	90,286
Repurchase of common stock	(780)	—	780	(25,257)	—	—	—	(25,257)
Forfeiture of restricted stock awards	(35)	—	35	—	—	—	—	—
Stock-based compensation	—	—	—	—	103,036	—	—	103,036
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(493)	—	—	(493)
Fair value of options assumed in acquisition	—	—	—	—	123	—	—	123
Tax benefits from stock-based awards	—	—	—	—	5,775	—	—	5,775
Foreign currency translation	—	—	—	—	—	14,973	—	14,973
Net increase in unrealized gains on marketable securities, net	—	—	—	—	—	3,187	—	3,187
Cumulative effect adjustment for non-credit component of other-than-temporary impairment	—	—	—	—	—	(2,459)	2,459	—
Net income	—	—	—	—	—	—	173,420	173,420

Balances, December 31, 2009	158,286	$1,868	28,414	$(845,118)	$2,251,916	$(3,291)	$712,163	$2,117,538

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$173,420	$172,209	$166,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,280	123,894	84,427
Stock-based compensation expense	103,036	76,662	56,132
Excess tax benefit from stock-based awards	(10,215)	(17,693)	(1,092)
Deferred income taxes	11,900	(10,724)	151
Non-cash restructuring charge (benefit)	1,861	(7,471)	6,035
Impairment of marketable securities	710	18,533	—
Acquired in-process research and development	—	19,500	—
(Decrease) increase in fair value of options accounted for as liabilities	—	(5,483)	8,745
Other non-cash items	6,185	(3,688)	(5,076)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	33,216	(68,208)	(33,295)
Prepaid expenses, deferred costs of revenue and other assets	(98,608)	(77,300)	(34,655)
Accounts payable	11,212	(7,775)	6,769
Accrued compensation and benefits and other liabilities	(10,370)	(33,493)	47,413
Deferred revenue	101,757	129,359	90,881

Net cash provided by operating activities	496,384	308,322	393,415

Cash flows from investing activities:
Purchase of marketable securities	(448,117)	(252,031)	(927,257)
Proceeds from maturities of marketable securities	239,323	466,101	458,142
Proceeds from sales of marketable securities	50,623	587,587	404,106
Acquisitions, net of cash acquired	(171,618)	(550,648)	(333,377)
Purchase of property and equipment	(60,535)	(48,747)	(33,568)
Other investing activities	2,492	(2,036)	(4,816)

Net cash (used in) provided by investing activities	(387,832)	200,226	(436,770)

Cash flows from financing activities:
Proceeds from issuance of common stock under our employee stock plans and employee stock purchase plan	90,105	129,990	9,793
Excess tax benefit from stock-based awards	10,215	17,693	1,092
Repurchase of common stock	(25,257)	(516,591)	(196)
Bank borrowings	100,000	—	—
Repayment of bank borrowings	(100,000)	—	—
Other financing activities	(4,949)	(3,054)	—

Net cash provided by (used in) financing activities	70,114	(371,962)	10,689

Effect of exchange rate fluctuations on cash	15,169	(47,442)	37,197

Net increase in cash and cash equivalents	193,835	89,144	4,531
Cash and cash equivalents at beginning of period	483,302	394,158	389,627

Cash and cash equivalents at end of period	$677,137	$483,302	$394,158

Non cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net	$3,187	$(215)	$1,257
Fair value of assets acquired in business combinations and asset acquisitions, excluding cash acquired	$260,678	$758,836	$384,287
Liabilities assumed in business combinations	$55,813	$226,328	$46,794
Fair value of earn-out liabilities and accrued purchase price	$33,732	$1,268	$—
Accrual for purchase of property, equipment and leasehold improvements	$10,788	$2,953	$4,133
Modification of stock options — reclassification from equity to liability awards	$—	$—	$18,272
Exercise of stock options — reclassification from liability to equity awards	$—	$16,994	$4,535
Issuance of common stock under stock option plans	$181	$(2,672)	$3,024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38,468	$60,494	$27,320
Cash received from income tax refunds	$8,435	$5,072	$11,964
Interest expense paid	$2,391	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

McAfee, Inc. and our wholly owned subsidiaries (“we”, “us” or “our”) are a global dedicated security technology company that delivers proactive and proven solutions and services that help secure systems and networks around the world, allowing users to safely connect to the internet, browse and shop the web more securely. We create innovative products that empower home users, businesses, the public sector, and service providers by enabling them to prove compliance with regulations, protect data, prevent disruptions, identify vulnerabilities and continuously monitor and improve their security. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan (“APAC”); and Latin America.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Significant estimates include those required in allocation of revenues between recognized and deferred amounts, fair value of financial instruments, the valuation of intangible assets acquired and contingent consideration issued in business acquisitions, impairment analysis of goodwill and intangible assets, the estimated useful life of property and equipment and intangible assets, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence (“VSOE”) of the fair value of the various undelivered elements of our multiple element software transactions, projections of future cash flows related to certain revenue share agreements, stock-based compensation expense, restructuring and litigation accruals and valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future periods from resolution of outstanding matters. Actual results could differ materially from original estimates.

Certain Risks and Concentrations

We derive a majority of our net revenue from our system security and network security solutions. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

We sell a significant amount of our products through intermediaries such as distributors, resellers and others. Our top ten distributors represented 30% to 45% of net sales during 2009, 2008 and 2007.

A significant portion of our net revenue and net income is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by distributors or partners could adversely affect operating results.

We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected. At December 31, 2009 and 2008, our allowance for doubtful accounts was $6.5 million and $3.9 million, respectively.

We maintain a significant majority of cash balances and all of our short-term investments with four financial institutions. We invest with financial institutions believed to have high quality credit and, by policy, limit the amount of deposit exposure to any one financial institution.

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

Restricted Cash

Current restricted cash of $7.6 million at December 31, 2009 and $9.1 million at December 31, 2008 is included in the “other current assets” line item on the consolidated balance sheets. At December 31, 2009 and December 31, 2008, we had $7.6 million placed in an escrow account pursuant to Secure Computing Corporation’s (“Secure Computing”) divestiture of a product line in September 2008. The remaining balance at December 31, 2008 related to restricted cash deposited at one of our lenders. This amount was released from restricted cash when we repaid the outstanding balance on our term loan in December 2009.

Non-current restricted cash of $2.1 million at December 31, 2009 and $3.0 million at December 31, 2008 is included in the “other assets” line item on the consolidated balance sheets and consists primarily of restricted cash deposited at one of our lenders that will be released on the expiration of the revolving credit facility and cash collateral related to leases in the United States and India.

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, including the non-credit component of other-than-temporary impairments, reported net of tax as a component of accumulated other comprehensive loss. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. All proceeds received from the sale and maturity of our marketable securities are reflected in investing activities in the consolidated statements of cash flows, including amounts related to discounts and premiums recorded at the time of purchase. Short-term marketable securities are those with remaining maturities at the balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and are computed using the specific identification cost method.

In April 2009, new accounting guidance revised the impairment model for debt securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. For debt securities in an unrealized loss position, we are required to assess whether (i) we have the intent to sell the debt security or (ii) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized in earnings equal to the entire difference between its fair value and amortized cost basis.

For debt securities in an unrealized loss position which are deemed to be other-than-temporary where neither of the criteria in the paragraph above are present, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss. The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss component is the residual amount of the other-than-temporary impairment. Prior to the new accounting guidance, in all cases, if an impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value.

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

Pursuant to the April 2009 accounting guidance, we were required to separate other-than-temporary impairments recognized in earnings prior to April 1, 2009, between the credit loss and the non-credit loss components, and record a cumulative effect adjustment to retained earnings for the non-credit loss component. Upon adoption on April 1, 2009, we recorded an increase to retained earnings and a corresponding decrease to accumulated other comprehensive loss of $2.5 million, net of $1.6 million in tax benefits. Periods prior to April 1, 2009, have not been restated for this new accounting policy and, therefore, current period and prior period financial statements may not be comparable.

Deferred Costs of Revenue and Prepaid Expenses

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements and the direct cost of materials that are associated with product revenue and revenue from licenses under subscription arrangements. These costs are deferred over a service period, including arrangements that are deferred due to lack of VSOE of fair value on an undelivered element. At December 31, 2009, our deferred costs were $107.4 million compared to $93.1 million at December 31, 2008. Deferred costs are classified as current or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized. Our short-term deferred costs of revenue are in the “prepaid expenses and deferred costs of revenue” line item and our long-term deferred costs of revenue are in the “other assets” line item on our consolidated balance sheets. At December 31, 2009 and 2008, deferred costs of revenue are as follows (in thousands):

	December 31,
	2009	2008

Short-term deferred costs of revenue	$89,618	$78,971
Long-term deferred costs of revenue	17,739	14,164

Total deferred costs of revenue	$107,357	$93,135

Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions, royalty costs paid in advance of revenue transactions, prepaid insurance, prepaid rent and prepaid taxes. At December 31, 2009, our prepaid expenses associated with revenue-sharing and royalty arrangements were $164.5 million compared to $91.4 million at December 31, 2008. Our short-term prepaid expenses are in the “prepaid expenses and deferred costs of revenue” line item and our long-term prepaid expenses are in the “other assets” line item on our consolidated balance sheets. The current and non-current classification of advance payments related to revenue sharing and royalties is based upon estimates of the anticipated timing of future transactions which give rise to revenue sharing or royalty obligations. These estimates rely on forecasted

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future revenues which are subject to adjustment as forecasts are revised. At December 31, 2009 and 2008, prepaid expenses associated with revenue-sharing and royalty arrangements are as follows (in thousands):

	December 31,
	2009	2008

Short-term prepaid expenses	$71,388	$73,729
Long-term prepaid expenses	93,069	17,700

Total prepaid expenses	$164,457	$91,429

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances, net of write downs for excess and obsolete inventory, are included in other current assets on our consolidated balance sheets and were $11.4 million at December 31, 2009 and $10.2 million at December 31, 2008.

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

The costs associated with projects eligible for capitalization are accumulated on the consolidated balance sheets until the project is substantially complete and is placed into service.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in earnings.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

Software development costs, including costs incurred to purchase third-party software, are capitalized beginning when we have determined factors are present, including among others, that indicate technology exists to achieve the performance requirements, buy versus internal development decisions have been made and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and capitalized costs are amortized over their estimated useful life of three to five years using the straight-line method. When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Lived Intangibles, Long-Lived Assets and Assets Held for Sale

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. We amortize purchased technology and other identifiable intangibles on a straight-line or accelerated basis over their estimated useful lives, depending on the pattern in which the economic benefits are obtained or used. The range of estimated useful lives of our identifiable intangibles is one to eight years (see Note 7).

We will record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangibles and long-lived assets may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. No impairment has been recognized for any periods presented in our statements of income and comprehensive income.

Goodwill and Other Intangible Assets

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. We perform our annual goodwill impairment review as of October 1 of each fiscal year and earlier if indicators of impairment exist. The goodwill impairment test is a two-step process performed at the reporting unit level, which are our five geographic operating segments. First, the value of each reporting unit is compared with its respective carrying amount, including goodwill. The estimated fair value of each reporting unit is determined using the average of the present value of estimated future cash flows and of the market multiple approaches. The assumptions used in the estimate of fair value, including future growth rates, terminal values, discount rates, comparable companies and market multiples, require significant judgment. The assumptions used consider historical performance and are consistent with the assumptions used in financial projections prepared by management, market share information, industry trends, peer group statistics and relevant economic indicators. We perform sensitivity analysis of estimated future cash flows, discount rates and market multiples to assess the impact on the fair value for each reporting unit under various scenarios. If the first step results in the carrying value exceeding the fair value of any reporting unit, then a second step must be completed to determine the amount of goodwill impairment. The fair values of our reporting units were substantially in excess of the respective carrying amounts in our most recent goodwill impairment test, and no goodwill impairment charges were recorded for any periods presented in our statements of income and comprehensive income.

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

Occasionally, a subsidiary enters into transactions that are denominated in currencies other than its functional currency. In these cases, the assets and liabilities and revenue and expenses related to the transactions are translated into the functional currency and any resulting gains or losses are recorded in the consolidated statements of income and comprehensive income. During 2009, we recorded a net foreign currency transaction loss of $2.4 million. In 2008 and 2007, we recorded net foreign currency transaction gains of $6.4 million and $1.0 million, respectively.

Revenue Recognition

We must make significant management judgments and estimates to determine revenue to be recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management makes different judgments or utilizes different estimates. These estimates affect the “deferred

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue” line item on our consolidated balance sheets and the “net revenue” line item on our consolidated statements of income and comprehensive income.

Our revenue, which is presented net of sales taxes, is derived primarily from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue and revenue from product licenses under subscription arrangements, and (ii) product revenue, which includes hardware and perpetual license revenue.

We apply software revenue recognition guidance to all transactions except those where no software is involved or software is incidental. Revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the guidance for product revenue recognition.

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

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or if required, upon customer acceptance. In these situations, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period the related revenue is recognized. These costs are identified as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income.

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers or upon substantive renewal rates stated in a contract. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services, support and subscription revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates and arrangements where VSOE does not exist.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income, in proportion to the product revenue as it is recognized over the service period.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies and other expenses incurred with research and development efforts. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Advertising Costs

Advertising costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising expenses were $13.2 million, $16.6 million and $18.0 million for 2009, 2008 and 2007, respectively.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP grants”). The estimated fair value underlying our calculation of stock-based compensation expense for options and ESPP grants is based on the Black-Scholes pricing model. See Note 13 for additional information.

Accounting for Income Taxes

We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The provision for income taxes is comprised of the current tax expense and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Reclassifications

During the fourth quarter of 2009, we determined that a limited number of Stock Keeping Units (“SKUs”) were incorrectly classified as service and support net revenue instead of subscription net revenue. In 2008 and 2007, service and support net revenue should have been $767.1 million and $667.3 million, a decrease of $38.5 million and $7.0 million, respectively, from the amounts previously reported. In 2008 and 2007, subscription net revenue should have been $700.0 million and $559.1 million, an increase of $38.5 million and $7.0 million, respectively, from the amounts previously reported. Total net revenue, gross profit and net income in all years presented were not impacted by these reclassifications. We have combined service and support net revenue and subscription net revenue in our consolidated statements of income and comprehensive income into one line item labeled service, support and subscription net revenue. The combination of these two line items is consistent with how we manage our business as the entire amount relates to service revenue that is primarily recognized ratably over the performance period.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the consolidated statements of income and comprehensive income for the years ended December 31, 2008 and 2007, we reclassified sales order operation department expenses to conform to our current period presentation. Expenses of $11.0 million and $9.4 million for the years ended December 31, 2008 and 2007, respectively, including $0.5 million and $0.2 million, of stock-based compensation expense, respectively, previously reported in general and administrative expenses are now included in sales and marketing expenses. This reclassification improves the transparency of the cost of our sales process and does not affect our total operating costs, income from operations or net income for the years ended December 31, 2008 or 2007.

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

For 2009, 2008 and 2007 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2009
Unrealized gain on marketable securities, net	$5,026	$(2,011)	$3,015
Reclassification adjustment for net loss on marketable securities recognized during the period	286	(114)	172
Foreign currency translation gain	14,973	—	14,973

Total other comprehensive income	$20,285	$(2,125)	$18,160

2008
Unrealized loss on marketable securities, net	$(13,410)	$5,364	$(8,046)
Reclassification adjustment for net loss on marketable securities recognized during the period	13,052	(5,221)	7,831
Foreign currency translation loss	(51,275)	—	(51,275)

Total other comprehensive loss	$(51,633)	$143	$(51,490)

2007
Unrealized gain on marketable securities, net	$3,198	$(1,279)	$1,919
Reclassification adjustment for net gain on marketable securities recognized during the period	(1,104)	442	(662)
Foreign currency translation loss	(231)	—	(231)

Total other comprehensive income	$1,863	$(837)	$1,026

Accumulated other comprehensive loss is comprised of the following items (in thousands):

	December 31,
	2009	2008

Unrealized gain on available-for-sale securities	$1,092	$364
Cumulative translation adjustment	(4,383)	(19,356)

Total	$(3,291)	$(18,992)

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe that when we adopt this new guidance our consolidated financial statements will be impacted and we are currently assessing the magnitude of the impact.

Accounting for Uncertainty in Income Taxes

In September 2009, the FASB issued authoritative guidance which provides additional implementation guidance on accounting for uncertainty in income taxes. This guidance was effective beginning July 1, 2009. This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB revised their guidance on business combinations. The new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes also include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance (see Note 3). In April 2009, the FASB further revised their guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amended the provisions in the December 2007 guidance for the recognition, measurement and disclosures of asset and liabilities arising from contingencies in business combinations, and carries forward most of the previous provisions for acquired contingencies. This new guidance was effective for us beginning January 1, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

2009 Acquisitions

In 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”), Solidcore Systems, Inc. (“Solidcore”) and MX Logic, Inc. (“MX Logic”). These acquisitions were accounted for under the revised guidance on business combinations (see Note 2). The purchase price for these acquisitions consisted of the following (in thousands):

				Total
				2009
	Endeavor	Solidcore	MX Logic	Acquisitions

Acquisition date	January 2009	June 2009	September 2009
Cash paid to shareholders and employees, including escrow deposits	$2,500	$32,134	$138,241	$172,875
Fair value of contingent consideration liabilities	732	8,400	24,600	33,732
Fair value of assumed options	—	—	123	123
Reduction in our historical net assets from MX Logic due to acquisition	—	—	124	124

Total purchase price	$3,232	$40,534	$163,088	$206,854

The MX Logic contingent consideration arrangement requires payments up to $30.0 million if certain criteria in relation to revenue recognized on the sale of MX Logic products are met during the three-year period subsequent to the close of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The fair value of the contingent consideration arrangement of $24.6 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted revenue amounts. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability will be recorded in earnings. As of December 31, 2009 the range of outcomes and the assumptions used to develop the estimates had not changed significantly, and the amount accrued in the financial statements increased by $1.6 million.

The Solidcore contingent consideration arrangement requires payments up to $14.0 million if certain criteria in relation to amounts billed to customers for Solidcore products are met during the three-year period subsequent to the close of the acquisition and if certain criteria in relation to product development and integration are met within eighteen months of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The fair value of the contingent consideration arrangement of $8.4 million was determined using the same approach described above for the MX Logic earn-out. As of December 31, 2009, the range of outcomes and the assumptions used to develop the estimates had not changed, and the amount accrued in the financial statements increased by $0.6 million due to an increase in the net present value of the liability due to the passage of time. One of the product development and integration milestones was achieved in the fourth quarter of 2009, which will result in the payment of $2.0 million of the contingent consideration in the first quarter of 2010.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our purchase price allocation for Solidcore and MX Logic, as adjusted for subsequent purchase price adjustments, are as follows (in thousands):

	Solidcore	MX Logic	Total

Technology	$14,100	$39,200	$53,300
Customer contracts and related relationships	600	34,500	35,100
Other intangibles	2,100	800	2,900
Goodwill	17,608	96,133	113,741
Deferred tax assets	20,977	22,485	43,462
Cash	892	320	1,212
Other assets	1,490	6,036	7,526

Total assets acquired	57,767	199,474	257,241

Accrued liabilities and other liabilities	1,973	2,215	4,188
Deferred revenue	2,435	1,817	4,252
Deferred tax liabilities	12,825	32,354	45,179

Total liabilities assumed	17,233	36,386	53,619

Net assets acquired	$40,534	$163,088	$203,622

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities and the cost approach for certain tangible assets, and we used a discount rate reflective of the risk of the respective cash flows. Goodwill for Solidcore resulted primarily from our expectation that we will now be able to provide our customers with an end-to-end compliance solution that includes whitelisting and application trust technology, antivirus, antispyware, host intrusion prevention, policy auditing and firewall technologies. We incorporated Solidcore’s technologies into our vulnerability and risk management business, integrating it with our McAfee ePolicy Orchestrator in 2009. The goodwill for Solidcore is not deductible for tax purposes. Goodwill for MX Logic resulted primarily from our expectation that we will be able to deliver a comprehensive cloud-based security portfolio to our customers. The goodwill for MX Logic is not deductible for tax purposes.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates. The financial impact of these results is not material to our consolidated statements of income and comprehensive income. In connection with the MX Logic acquisition, we recognized $1.0 million of acquisition related costs that were expensed in the current period and are included in general and administrative expenses in our consolidated statements of income and comprehensive income for the year ended December 31, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The ScanAlert purchase agreement provides for two earn-out payments totaling $29.5 million contingent upon the achievement of certain ScanAlert financial targets during the three-year period subsequent to the close of the acquisition. The first earn-out payment is $12.5 million, and the second earn-out payment is $17.0 million. Of these amounts, approximately $1.3 million and $1.8 million of the first and second earn-out payments, respectively, are subject to certain employees providing future service.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert, Reconnex and Secure Computing, as adjusted for subsequent purchase price adjustments (in thousands):

				Total
				2008
	ScanAlert	Reconnex	Secure Computing	Acquisitions

Technology	$4,759	$9,800	$99,200	$113,759
Other intangibles	14,505	2,500	51,200	68,205
Goodwill	42,133	20,143	360,415	422,691
Cash	107	363	41,090	41,560
Accounts receivable	982	661	25,591	27,234
Fixed assets	443	—	16,805	17,248
Restricted cash	—	—	9,458	9,458
Prepaid license fees	3,627	—	—	3,627
Other assets	194	487	11,411	12,092
Deferred tax assets	1,970	21,247	92,216	115,433

Total assets acquired	68,720	55,201	707,386	831,307

Accrued liabilities	8,733	3,136	60,647	72,516
Deferred revenue	5,079	596	118,843	124,518
Deferred tax liabilities	—	4,909	57,296	62,205

Total liabilities assumed	13,812	8,641	236,786	259,239

Net assets acquired	54,908	46,560	470,600	572,068

In-process research and development expensed	—	—	19,500	19,500

Total acquisition cost	$54,908	$46,560	$490,100	$591,568

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. Goodwill for ScanAlert resulted primarily from our expectation that we will be able to provide ScanAlert’s service offerings to our customers and enhance our existing products with those of ScanAlert. Goodwill for Reconnex resulted primarily from our expectation that we will be able to provide our customers with automated, centrally managed and adaptive data protection. We incorporated Reconnex’s technologies into our data protection business, integrating it with our McAfee ePolicy Orchestrator in 2009. Goodwill for Secure Computing resulted primarily from our expectation that we will deliver a more complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The goodwill recorded for ScanAlert is deductible for tax purposes, and the goodwill recorded for Reconnex and Secure Computing is not deductible for tax purposes.

For the ScanAlert acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. For the Reconnex acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 4.0 to 6.0 years or a weighted-average period of 4.4 years. For the Secure Computing acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 7.0 years or a weighted-average period of 4.1 years. The Secure Computing customer-related intangible assets are being amortized using an accelerated method, which would reduce the weighted-average period.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Secure Computing acquisition, we assumed 0.6 million outstanding RSAs and RSUs. We did not assume any stock-based awards as part of the ScanAlert and Reconnex acquisitions.

We recorded $19.5 million for in-process research and development, which was fully expensed upon purchase as technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included new releases of the Firewall Sidewinder, Webwasher and Hosted Mail products, and the fair value at acquisition related to these projects was $7.6 million, $9.5 million and $2.4 million, respectively. The fair values were determined using the excess earnings method under the income approach.

For the Secure Computing acquisition, we accrued $6.1 million for facilities planned to be vacated through the third quarter of 2009. The accrual will be fully utilized by 2015, the end of the original lease terms. Accretion on this accrual is being recognized as restructuring expense. See Note 8.

In October 2008, Secure Computing acquired 100% of the outstanding shares of Securify, Inc. (“Securify”). Secure Computing paid $8.5 million upon the close of the acquisition, with an additional $10.0 million to be paid in 2009 and 2010. We paid $5.0 million in July 2009 and the remaining amount in February 2010. The $10.0 million in future consideration was reflected in the Secure Computing purchase price allocation at its net present value. The Securify purchase agreement provided for an earn-out payment of up to $5.0 million based on the achievement of certain Securify financial targets in 2009. The targets were not met and no amounts will be paid pursuant to the earn-out.

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

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. On the acquisition date, we recorded $215.8 million of goodwill, which is deductible for tax purposes. Goodwill resulted primarily from our expectation that we will be able to provide our customers with comprehensive data protection, including endpoint, network, web, email and data security, as well as risk and compliance solutions. We have integrated SafeBoot technology into our centralized management console for enterprise customers.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Technology	$102,340
Other intangibles	41,800
Goodwill	215,535
Cash	9,936
Other assets	23,853

Total assets acquired	393,464

Accrued liabilities	26,687
Deferred revenue	9,394
Deferred tax liabilities	11,802

Total liabilities assumed	47,883

Net assets acquired	$345,581

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for Endeavor, MX Logic or ScanAlert because the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore as if the acquisition had occurred at the beginning of 2009, our combined results with Solidcore, Secure Computing and Reconnex as if the acquisitions had occurred at the beginning of 2008, and our combined results with Secure Computing, Reconnex and SafeBoot as if the acquisitions had occurred at the beginning of 2007 (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Pro forma net revenue	$1,928,992	$1,798,523	$1,550,573

Pro forma net income	$168,418	$83,080	$23,677

Pro forma net income per share — basic	$1.08	$0.53	$0.15

Pro forma net income per share — diluted	$1.06	$0.52	$0.14

Shares used in per share calculation — basic	156,144	156,205	159,819
Shares used in per share calculation — diluted	158,988	159,406	164,126

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure Computing’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure Computing in 2008, the effects of the in-process research and development charge for Secure Computing that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure Computing in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2009, 2008 or 2007, nor are they indicative of future operations of the combined companies.

4.	Financial Instruments

Cash and Cash Equivalents

The following table summarizes the components of the cash and cash equivalents balance (in thousands):

	December 31,
	2009	2008

Cash and money market funds, at cost which approximates fair value	$524,505	$435,355
Certificates of deposit and time deposits	142,394	47,947
Foreign government securities	5,000	—
Corporate debt securities	5,238	—

Total cash and cash equivalents	$677,137	$483,302

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	December 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains(1)	Losses(1)	Fair Value

United States treasury and agency securities	$95,310	$208	$(243)	$95,275
Foreign government securities	26,882	4	(58)	26,828
Certificates of deposit and time deposits	39,212	—	—	39,212
Corporate debt securities	91,636	618	(46)	92,208
Mortgage-backed securities	9,153	783	(560)	9,376
Asset-backed securities	9,017	1,991	(876)	10,132

	$271,210	$3,604	$(1,783)	$273,031

(1)	Reflects the reclassification of the $4.1 million non-credit component of other-than-temporary impairments recorded in earnings through March 31, 2009.

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$48,922	$878	$(2)	$49,798
Corporate debt securities	21,686	12	(66)	21,632
Mortgage-backed securities	12,884	—	(252)	12,632
Asset-backed securities	26,325	1,230	(1,194)	26,361

	$109,817	$2,120	$(1,514)	$110,423

At December 31, 2009, $215.9 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $57.1 million have maturities greater than one year with most of the maturities being greater than ten years, and are classified as non-current assets.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and December 31, 2008 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses(1)	Value	Losses

United States treasury and agency securities	$20,652	$(36)	$2,565	$(207)	$23,217	$(243)
Foreign government securities	14,865	(58)	—	—	14,865	(58)
Corporate debt securities	28,635	(46)	—	—	28,635	(46)
Mortgage-backed securities	—	—	5,449	(560)	5,449	(560)
Asset-backed securities	1,719	(2)	2,192	(874)	3,911	(876)

	$65,871	$(142)	$10,206	$(1,641)	$76,077	$(1,783)

(1)	Reflects the reclassification of the $4.1 million non-credit component of other-than-temporary impairments recorded in earnings through March 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2008	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$3,237	$(2)	$—	$—	$3,237	$(2)
Corporate debt securities	12,691	(44)	4,726	(22)	17,417	(66)
Mortgage-backed securities	—	—	6,139	(252)	6,139	(252)
Asset-backed securities	10,870	(1,194)	—	—	10,870	(1,194)

	$26,798	$(1,240)	$10,865	$(274)	$37,663	$(1,514)

We do not intend to sell the securities with unrealized losses and other-than-temporary impairments recorded in accumulated other comprehensive income and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, which may be maturity. When assessing other-than-temporary impairments, we consider factors including: the likely reason for the unrealized loss, period of time and extent to which the fair value was below amortized cost, changes in the performance of the underlying collateral, changes in ratings, and market trends and conditions. We then evaluate whether amortized cost exceeds the net present value of expected future cash flows. We have recorded no other-than-temporary impairment since April 1, 2009. As of December 31, 2009, the amount of previously recognized credit losses remaining in retained earnings for securities for which a portion of other-than-temporary impairment was recorded in other comprehensive income was $6.7 million.

Prior to April 1, 2009, any “other-than-temporary decline” in value was reported in earnings and a new cost basis for the marketable security was established. In 2009 and 2008, we recorded an impairment of marketable securities totaling $0.7 million and $18.5 million, respectively. Of the $18.5 million impairment, $12.2 million related to corporate bonds, asset-backed securities and mortgage-backed securities that suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to our funding of our acquisition of Secure Computing which was a one-time event. We had no impairment of marketable securities in 2007.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Realized gains	$447	$6,738	$1,486
Realized losses	(23)	(1,257)	(382)

Net realized gain	$424	$5,481	$1,104

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with monetary assets and liabilities that are not denominated in the functional currency, such as accounts receivable and accounts payable denominated in the Euro, British Pound, and Canadian Dollar. The forward contracts typically range from one to three months in original maturity. We recognize derivatives, which are included in other current assets and other accrued liabilities on the consolidated balance sheets, at fair value. On the consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in interest and other income on our consolidated statements of income and comprehensive income.

Forward contracts outstanding are presented below (in thousands):

	December 31, 2009			December 31, 2008
	Notional U.S.			Notional U.S.
	Dollar	Asset	Liability	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value	Equivalent	Fair Value	Fair Value

Euro	$46,165	$35	$(193)	$31,944	$56	$(757)
British Pound	9,422	146	—	8,503	26	(1,659)
Canadian Dollar	—	—	—	2,954	—	(55)

	$55,587	$181	$(193)	$43,401	$82	$(2,471)

During the year ended December 31, 2009, we recorded a $2.3 million net realized loss on derivatives. During the year ended December 31, 2008, we recorded a $2.0 million net realized gain on derivatives. These amounts are recognized in interest and other income on our consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

5.	Fair Value Measurements

Carrying amounts of our financial instruments including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price. Our Level 1 measurements relate primarily to United States treasury and agency securities and foreign currency contracts. Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs which are observable either directly or indirectly, but do not represent quoted prices from an active

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market for each individual security. Our Level 2 measurements relate primarily to certificates of deposit and corporate debt securities. Level 3 classification is applied to fair value measurements when fair values are derived from significant unobservable inputs. Our Level 3 measurements relate to our contingent purchase consideration liabilities.

The following table presents the types of fair value measurements for our marketable debt securities, foreign currency contracts and contingent purchase consideration liabilities as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$152,632	$—	$152,632	$—
United States treasury and agency securities(2)	95,275	79,539	15,736	—
Foreign government securities(2)	26,828	5,094	21,734	—
Certificates of deposit and time deposits(2)	39,212	—	39,212	—
Corporate debt securities(2)	92,208	—	92,208	—
Mortgage-backed securities(2)	9,376	—	9,376	—
Asset-backed securities(2)	10,132	—	10,132	—
Foreign exchange derivative assets(3)	181	181	—	—

Total assets measured at fair value	$425,844	$84,814	$341,030	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$193	$193	$—	$—
Contingent purchase consideration liabilities(5)	36,061	—	—	36,061

Total liabilities measured at fair value	$36,254	$193	$—	$36,061

(1)	Includes certificates of deposit, corporate debt securities, commercial paper and United States agency securities that have maturities less than 90 days on the date of purchase. Balance is included in cash and cash equivalents on our consolidated balance sheets.

(2)	Included in short-term or long-term marketable securities on our consolidated balance sheets.

(3)	Included in other current assets on our consolidated balance sheets.

(4)	Included in other accrued liabilities on our consolidated balance sheets.

(5)	Included in other accrued liabilities and in accrued taxes and other long-term liabilities on our consolidated balance sheets. See Note 3 for further discussion.

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign currency contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. Our corporate debt securities, with the exception of one impaired security with a fair value of $1.1 million that has no rating, are high quality, investment-grade securities with a minimum credit rating of A and 84% have a credit rating of AA- or better. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral and level of subordination for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of December 31, 2009, have not found it necessary to make any adjustments to the prices obtained.

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

6.	Consolidated Balance Sheet Detail

	December 31,
	2009	2008
	(In thousands)

Property and equipment:
Building	$23,007	$22,190
Furniture and fixtures	29,095	25,499
Computers, equipment and software	310,070	250,643
Leasehold improvements	43,514	38,451
Construction in progress	3,097	4,229

	408,783	341,012
Accumulated depreciation	(282,684)	(233,494)

	126,099	107,518
Land	6,917	6,917

Total property and equipment, net	$133,016	$114,435

Depreciation expense for 2009, 2008 and 2007 was $53.6 million, $40.6 million and $35.6 million, respectively.

	December 31,
	2009	2008
	(In thousands)

Other accrued liabilities:
Accrued legal and professional fees	$46,678	$39,725
Accrued marketing	46,391	38,069
Accrued income taxes	17,214	20,675
Other accrued expenses	93,684	116,886

	$203,967	$215,355

	December 31,
	2009	2008
	(In thousands)

Accrued taxes and other long-term liabilities:
Accrued income taxes, long-term	$41,277	$47,106
Other	29,495	25,645

	$70,772	$72,751

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term liabilities represent accruals for which we believe related payments will occur after December 31, 2010.

7.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2008	Acquired	Adjustments	Exchange	2008	Acquired	Adjustments	Exchange	2009

North America	$511,491	$297,270	$(54)	$(1,667)	$807,040	$108,186	$(3,466)	$1,198	$912,958
EMEA	162,174	97,188	20	(5,634)	253,748	652	(1,428)	3,235	256,207
Japan	25,787	9,813	7	—	35,607	6,141	(170)	—	41,578
APAC	34,217	18,197	—	—	52,414	140	(251)	—	52,303
Latin America	16,420	5,282	—	(895)	20,807	71	(80)	730	21,528

Total	$750,089	$427,750	$(27)	$(8,196)	$1,169,616	$115,190	$(5,395)	$5,163	$1,284,574

Goodwill was acquired during 2009 as a result of the Endeavor, Solidcore and MX Logic acquisitions and during 2008 as a result of the Secure Computing, Reconnex, and ScanAlert acquisitions (see Note 3).

The components of intangible assets are as follows (in thousands):

	December 31, 2009				December 31, 2008
			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	4.2 years	$444,732	$(255,148)	$189,584	$385,915	$(176,072)	$209,843
Trademarks and patents	5.1 years	43,206	(37,604)	5,602	42,282	(35,639)	6,643
Customer base and other intangibles	5.8 years	218,967	(121,570)	97,397	182,282	(82,965)	99,317

		$706,905	$(414,322)	$292,583	$610,479	$(294,676)	$315,803

The aggregate amortization expenses for the intangible assets listed above totaled $118.7 million, $83.3 million and $48.9 million for 2009, 2008, and 2007, respectively.

	December 31,
	2009	2008
	(In thousands)

Gross intangible assets, beginning of year	$610,479	$442,946
Add: Purchased technologies (amortized over five years)	55,700	113,759
Add: Trademarks and patents (amortized over one to two years)	600	397
Add: Customer base and other intangibles (amortized over two to seven years)	38,000	67,808
Add: Change in value due to foreign exchange	5,181	(12,358)

	709,960	612,552
Dispositions	(3,055)	(2,073)

Gross intangible assets, end of year	$706,905	$610,479

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The additions in 2009 are a result of the Endeavor, Solidcore, and MX Logic acquisitions. The additions in 2008 are a result of the Secure Computing, Reconnex, and ScanAlert acquisitions. The dispositions in 2009 are primarily related to the write-off of fully amortized non-compete agreements. The dispositions in 2008 are primarily related to the write-off of certain acquired assets.

Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2010	$111,419
2011	86,545
2012	48,160
2013	22,325
2014	14,136
Thereafter	9,998

$292,583

8.	Restructuring

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

During 2004 and 2003 (the “2004 and 2003 Restructurings”), we took the following measures: (i) reduced our workforce, (ii) consolidated and disposed of excess facilities, (iii) moved our European headquarters to Ireland and vacated a leased facility in Amsterdam, (iv) consolidated operations formerly housed in three leased facilities in Dallas, Texas, into our regional headquarters facility in Plano, Texas, (v) relocated employees from the Santa Clara, California, headquarters site to our Plano facility as part of the consolidation activities and (vi) sold our Sniffer and Magic product lines in 2004. During 2009, we recorded a $2.8 million decrease to the liability. We have no outstanding accrual balance related to the 2004 and 2003 Restructurings as of December 31, 2009 as we have occupied or plan to occupy the previously vacated space.

Restructuring charges in 2009 totaled $13.8 million, consisting of $13.0 million related to 2009 Restructuring, $2.8 million, net additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, $0.3 million of accretion on 2008 facility restructurings, partially offset by a $2.4 million restructuring benefit related to the 2004 and 2003 Restructurings.

Restructuring benefit in 2008 totaled $1.8 million, consisting of a $6.6 million charge related to 2008 Restructuring, offset by an $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004.

Restructuring charges in 2007 totaled $8.8 million, of which $5.4 million was the result of revisions related primarily to previous estimates of base rent, sublease income, property taxes and insurance for the Santa Clara lease, which was restructured in 2003 and 2004.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	11,227	12,750
Adjustment to liability	144	80	224
Accretion	15	—	15
Cash payments	(512)	(9,326)	(9,838)
Effects of foreign currency exchange	—	(45)	(45)

Balance, December 31, 2009	$1,170	$1,936	$3,106

Of the total 2009 restructuring charge, $8.5 million, $4.2 million and $0.3 million was recorded in North America, EMEA and APAC, respectively. Lease termination costs and severance and other benefits are expected to be paid in 2010.

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Adjustment to liability	—	(25)	(25)
Accretion	29	—	29
Cash payments	—	(5,419)	(5,419)
Effects of foreign currency exchange	—	(2)	(2)

Balance, December 31, 2008	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Adjustment to liability	357	(156)	201
Cash payments	(3,106)	(3,940)	(7,046)
Accretion	251	—	251
Effects of foreign currency exchange	189	(7)	182

Balance, December 31, 2009	$3,862	$33	$3,895

Of the total 2009 restructuring charge for severance and accretion, $2.8 million and $0.3 million was recorded in North America and EMEA, respectively. In 2008, the $6.1 million accrual for lease termination costs was recorded on the opening balance sheet for Secure Computing for costs associated with permanently vacated facilities. During 2009, we recorded a $0.4 million purchase price adjustment for additional lease related costs associated with permanently vacated facilities. The 2009 accretion relates to these lease termination costs. Lease termination costs will be paid through 2015 and severance and other benefits will be paid in 2010.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003 Restructurings

A reconciliation of lease termination costs recorded in our 2004 and 2003 Restructurings follows (in thousands):

Lease
Termination
Costs

Balance, January 1, 2007	$12,248
Adjustment to liability	5,552
Accretion	431
Cash payments	(2,235)
Effects of foreign currency exchange	99

Balance, December 31, 2007	16,095
Adjustment to liability	(8,632)
Reclassification to deferred rent liability	(2,573)
Accretion	378
Cash payments	(2,495)
Effects of foreign currency exchange	(12)

Balance, December 31, 2008	2,761
Adjustment to liability	(2,353)
Deferred rent	(472)
Accretion	33
Cash payments	31

Balance, December 31, 2009	$—

The adjustment in 2009 primarily relates to us re-occupying or planning to re-occupy the previously vacated space in our Santa Clara facility and terminating the remaining sublease agreements for our Santa Clara facility, which were previously included in our 2003 and 2004 restructuring activities.

The adjustment in 2008 primarily relates to (i) changes in previous estimates of base rent and sublease income for the Santa Clara lease and (ii) terminating sublease agreements for three floors in our Santa Clara facility, which were previously included in our 2003 and 2004 restructuring activities.

9.	Commitments

Leases

We lease most of our operating facilities under non-cancelable operating leases, which expire at various times ranging from 2010 through 2029. Our operating leases for facilities typically include renewal periods, which are at our option, and annual contractual escalations in lease payments. Several of our significant leases are subject to rent increases to market rates based on periodic rent reviews. A description of our significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	10-year renewal
St. Paul, Minnesota	May 2018	Two 5-year renewals
Slough, England	September 2017	None
Cork, Ireland	December 2029	None

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have leased certain office equipment with various lease expiration dates through 2012.

Future minimum lease payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental receipts under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

	Lease	Sublease
	Payments	Receipts

2010	$27,201	$(713)
2011	22,088	(625)
2012	18,280	(519)
2013	10,999	(174)
2014	7,801	—
Thereafter	15,417	—

Total	$101,786	$(2,031)

Rent expense for 2009, 2008 and 2007 was $35.6 million, $25.8 million and $18.9 million, respectively. Sublease rental income under non-cancelable subleases was not significant for any period presented.

Other

Minimum contractual commitments for telecom contracts and software licensing agreements having an initial or remaining non-cancelable term in excess of one year, as well as royalty and distribution agreements and purchase obligations are as follows for the years ended December 31 (in thousands):

Purchase
Obligations
and Other
Commitments

2010	$128,052
2011	60,729
2012	8,500
2013	459
2014	—

Total	$197,740

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of future costs. A reconciliation of the change in our warranty obligation for the years ended December 31 follows (in thousands):

	December 31,
	2009	2008	2007

Warranty balance, beginning of year	$1,110	$489	$662
Additional accruals	3,519	4,236	1,546
Costs incurred during the period	(3,323)	(3,615)	(1,719)

Warranty balance, end of year	$1,306	$1,110	$489

The following is a summary of certain guarantee and indemnification agreements as of December 31, 2009:

•	Under the indemnification provision of our software license agreements and selected managed service agreements, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We have not incurred any significant expense or recorded any liability associated with this indemnification.

•	Under the indemnification provision of certain vendor agreements we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third- party, we will indemnify our vendor against any loss, expense, or liability from any damages. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum liability under these indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Subject to limited exceptions, the representations and warranties made in these agreements have expired. We have not paid any amounts, incurred any significant expense or recorded any accruals under these indemnifications. The estimated fair value of these indemnification clauses is minimal.

•	We indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Our maximum potential liability under these indemnification agreements is not limited; however, we have director and officer insurance coverage that we believe will enable us to recover a portion or all of any future amounts paid.

•	Under the indemnification provision of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum potential liability under this indemnification is $64.3 million. We have not paid any amounts, incurred any significant expense or recorded any accruals related to this indemnification. The purchaser has made claims against the escrow and we are currently evaluating the validity of these claims.

If we believe a liability associated with any of our indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions (“Credit Facility”). The Credit Facility provided for a $100.0 million unsecured term loan and a $100.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. In February 2010, we entered into an amendment to our Credit Facility. The aggregate commitments of the lenders for revolving loans were increased from $100.0 million to $450.0 million. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. The amendment extended the maturity date of the Credit Facility by one year to December 22, 2012.

Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.25% to 0.45% of the unused portion on the Credit Facility depending on our consolidated leverage ratio.

In January 2009, we borrowed $100.0 million against the term loan in the Credit Facility. The loan bore interest at our election of an adjusted LIBOR rate plus a 2.0% margin. The principal together with accrued interest were paid in December 2009. Our interest rate at the point of payment was 2.2%. Under the 2010 amendment to the Credit Facility, loans bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of December 31, 2009 and December 31, 2008.

We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At December 31, 2009 and December 31, 2008, we were in compliance with all financial covenants in the Credit Facility.

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of December 31, 2009 and December 31, 2008.

12.	Stockholders’ Equity

Common Stock

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock in the open market or through privately negotiated transactions through July 2009. In July 2009, this authorization expired. During 2008, we repurchased 14.5 million shares of our common stock for $499.7 million, excluding commissions. During 2009, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program. As of December 31, 2009, we did not have authorization to repurchase our common stock in the open market. In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors.

During 2009, 2008 and 2007, we repurchased approximately 0.8 million, 0.5 million and less than 0.1 million shares of our common stock, respectively, for approximately $25.3 million, $16.6 million and $0.2 million, respectively, in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These share repurchases were not part of the publicly announced repurchase program.

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

13.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) has 8.0 million shares of our common stock reserved for issuance to our employees.

Our ESPP was suspended during 2007. In June 2008, we reinstated our ESPP with a six-month offering period, a 15% discount and a six-month look-back feature.

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each offering period, we use the accumulated contributions to issue shares of our common stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year, and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. In 2009, 0.8 million shares were issued under the ESPP at a weighted-average issue price of $27.63. In 2008, 0.4 million shares were issued under the ESPP at a weighted-average issue price of $25.78. In 2007, no shares were issued under the ESPP. The total intrinsic value of shares issued under the ESPP during 2009 and 2008 was $8.6 million and $1.7 million, respectively.

Stock Incentive Plans

Under the terms of our 1997 Stock Incentive Plan, as amended (“1997 Plan”), we have reserved a total of 51.5 million shares of our common stock, together with shares underlying forfeited equity awards previously issued under certain equity plans of acquired companies, for issuance to employees, officers, outside directors, third-party contractors and consultants through stock-based awards provided in the form of options, RSUs, RSAs, PSUs or stock appreciation rights. RSAs are common stock issued to recipients that have not vested. RSUs are promises to issue common stock in the future. PSUs are RSUs with performance-based vesting. As of December 31, 2009, we have no stock-based awards outstanding with third-party contractors or consultants.

The exercise price for options is equal to the market value of our common stock on the grant date. Although some of the options may be exercised immediately upon granting, the majority contain graded vesting provisions whereby 25% vest one year from the date of grant and thereafter in equal monthly increments over the remaining three years. All unexercised options expire ten years after the grant date. RSAs and RSUs also vest over a specified period, generally ratably over three years. RSAs and RSUs assumed in the acquisition of Secure Computing contain graded vesting provisions, generally whereby 25% vest one year from the date of grant and thereafter in equal quarterly increments over the remaining three years.

Under the Amended and Restated 1993 Stock Plan for Outside Directors, we have reserved 1.9 million shares of our common stock for issuance of annual and initial awards of options and RSUs to members of our board of directors who are not employees of ours or any of our affiliated entities. The exercise price for options is equal to the market value of our common stock on the grant date. All unexercised options expire ten years after the grant date. Initial awards vest over periods up to three years and annual awards vest over periods up to one year.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

The following table summarizes option activity for the year ended December 31, 2009 (in thousands, except per share data):

	Year Ended December 31, 2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value(1)

Outstanding at beginning of period	10,313	$28.51
Options granted	2,152	38.86
Options assumed in conjunction with acquisition	56	11.78
Options exercised	(2,756)	24.85
Options canceled	(802)	33.40

Outstanding at end of period	8,963	$31.57	7.3	$83,739

Options vested and expected to vest(2)	7,947	$30.85	7.1	$79,379

Options exercisable	4,237	$26.93	5.9	$57,817

(1)	Intrinsic value is calculated as the difference between the market value of our common stock on December 31, 2009 and the exercise price of the option. The aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable excludes options with an exercise price above $40.57, the closing price of our common stock on December 31, 2009, as reported by the New York Stock Exchange.

(2)	Options vested and expected to vest reflect our estimated forfeiture rates.

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $39.6 million, $90.1 million and $10.8 million, respectively.

The tax benefit realized from option exercises, PSUs, RSUs and RSAs vested, and ESPP grants in 2009, 2008 and 2007 was $38.4 million, $48.6 million and $3.1 million, respectively.

The following table summarizes PSU, RSU and RSA activity for the year ended December 31, 2009 (in thousands, except per share data):

	Year Ended December 31, 2009
		Weighted		Weighted		Weighted
	Performance	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	1,927	$35.03	2,117	$28.71	365	$28.17
Granted	671	30.80	3,013	34.04	—	—
Vested	(673)	35.11	(1,370)	26.56	(255)	28.00
Canceled	(229)	33.27	(281)	32.40	(36)	28.57

Unvested at end of period	1,696	$33.56	3,479	$33.88	74	$28.57

The weighted-average remaining contractual life for unvested PSUs, RSUs and RSAs at December 31, 2009, was 0.9 years, 1.2 years and 1.1 years, respectively.

The total fair value of PSUs vested during 2009 and 2008 was $18.7 million and $3.1 million, respectively. The 2009 amount excludes the fair value of PSUs vested in 2009 but not released as of December 31, 2009. The 2008 amount includes the $1.7 million fair value of PSUs that vested in 2008 and were released during 2009. The total fair

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of RSUs vested during 2009 and 2008 was $44.2 million and $44.9 million, respectively. We had no PSUs or RSUs vested during 2007. The total fair value of RSAs vested during 2009, 2008 and 2007 was $9.3 million, $1.9 million and $1.6 million, respectively.

Shares available for future grants to employees and outside directors under our stock incentive plans totaled 8.4 million at December 31, 2009. Our management currently plans to issue new shares for the granting of RSAs, vesting of RSUs and PSUs, and exercising of options and ESPP grants.

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2009	2008	2007

Restricted stock awards and units	$41,997	$26,237	$21,346
Stock options	27,992	24,657	19,313
Restricted stock units with performance-based vesting	25,983	22,415	1,459
Employee Stock Purchase Plan	7,064	3,353	—
Cash settlement of certain options	6,058	(382)	2,885
Tender offer	—	601	—
Extension of post-termination exercise period	—	—	14,014

Total stock-based compensation expense	$109,094	$76,881	$59,017

Restricted stock awards and units.  We recognize the fair value of RSAs and RSUs issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. Fair value is determined as the difference between the closing price of our common stock on the grant date or acquisition date and the purchase price of the RSAs and RSUs.

Stock options.  We recognize the fair value of options issued to employees and outside directors and assumed in acquisitions as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We paid $5.2 million in January 2008 to settle certain options held by terminated employees which expired as they could not be exercised during the 90-day period subsequent to termination during the period from July 2006 through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”). We recognized stock-based compensation expense based on the intrinsic value of the options.

Extension of post-termination exercise period.  During the blackout period we imposed restrictions on our ability to issue any shares, including those pursuant to option exercises. We recognized stock-based compensation expense related to the January 2007 and November 2007 extensions of post-termination exercise period for options that would have expired during our blackout period based on the fair value of the options after the modifications.

The following table summarizes stock-based compensation expense recorded by consolidated statements of income and comprehensive income line item in 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of net revenue — service, support and subscription	$4,556	$2,572	$2,363
Cost of net revenue — product	1,488	1,129	767

Stock-based compensation expense included in cost of net revenue	6,044	3,701	3,130

Research and development	27,023	18,476	14,023
Sales and marketing	47,689	33,132	22,005
General and administrative	28,338	21,572	19,859

Stock-based compensation expense included in operating costs	103,050	73,180	55,887

Total stock-based compensation expense	109,094	76,881	59,017
Deferred tax benefit	(30,302)	(21,780)	(16,913)

Total stock-based compensation expense, net of tax	$78,792	$55,101	$42,104

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At December 31, 2009, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $138.4 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.2 years. This amount does not reflect stock-based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of December 31, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The fair value of RSUs and PSUs is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSUs and PSUs. We had no RSA grants in 2009, 2008 or 2007. The fair values of our RSU and PSU grants during 2009, 2008 and 2007 were:

	Years Ended December 31,
	2009	2008	2007

RSU grants	$34.04	$34.61	$29.43
PSU grants	$30.80	$34.98	$34.73

We use the Black-Scholes pricing model to estimate the fair value of our option and ESPP grants. The key assumptions used in the model during 2009, 2008 and 2007 are provided below:

	Years Ended December 31,
	2009	2008	2007

Options:
Risk free interest rate	2.4%	3.1%	4.5%
Weighted average expected lives (years)	5.6	5.8	6.0
Volatility	34.9%	39.9%	33.7%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	0.2%	1.1%	—
Weighted average expected lives (years)	0.5	0.5	—
Volatility	33.3%	32.0%	—
Dividend yield	—	—	—

The weighted-average grant date fair values of our option and ESPP grants during 2009, 2008 and 2007 were:

	Years Ended December 31,
	2009	2008	2007

Option grants	$14.16	$14.63	$14.55
ESPP grants	$9.57	$7.64	$—

We derive the expected life of our options through the use of a lattice model that factors in historical data on exercise and post-vesting service termination behavior. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. We have not declared any dividends on our common stock in the past and do not expect to do so in the foreseeable future.

14.	Employee Benefit Plan

Our 401(k) and Profit Sharing Plan in the U.S. covers substantially all full-time employees. Our employees in Japan and Canada can participate in plans similar to the 401(k) Plan in the U.S. Our contributions to these plans are similar to those in the U.S. Annual amounts contributed by us under all plans were $3.3 million, $5.4 million and $4.2 million in 2009, 2008 and 2007, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Domestic	$92,663	$185,853	$19,490
Foreign	131,560	36,353	209,714

	$224,223	$222,206	$229,204

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Federal:
Current	$863	$6,052	$16,193
Deferred	22,224	10,809	3,928

Total Federal	23,087	16,861	20,121
State:
Current	7,195	15,533	6,577
Deferred	1,524	1,079	(2,311)

Total State	8,719	16,612	4,266
Foreign:
Current	11,726	16,288	33,741
Deferred	7,271	236	4,096

Total Foreign	18,997	16,524	37,837

Provision for income taxes	$50,803	$49,997	$62,224

Our effective tax rate on income before income taxes differs from the United States federal statutory tax rate as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Federal income tax provision at statutory rate	$78,478	$77,772	$80,250
State tax expense (net of Federal benefit)	4,428	6,690	1,150
Acquisition related non deductible costs	1,295	6,825	—
Foreign earnings taxed at rates different than the Federal rate	(50,290)	(8,951)	(49,146)
Other permanent differences and other taxes	(35)	(5,831)	2,976
Tax credits, net of withholding taxes	(4,017)	(6,370)	(5,605)
Deemed repatriations of earnings from foreign subsidiaries	3,462	4,857	15,523
Changes in valuation allowances	1,006	(34,298)	(1,979)
Non deductible stock compensation	7,590	6,192	4,499
Provision for accruals for tax exposures	8,886	3,111	14,556

	$50,803	$49,997	$62,224

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the holiday period to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2009.

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred Tax Assets:
Deferred revenue	$331,444	$325,923
Accrued liabilities and allowances	95,423	69,920
Depreciation and amortization	121,731	158,216
Tax credits	51,990	43,302
Deferred stock-based compensation	33,933	34,754
Net operating loss carryover	141,675	134,494

	776,196	766,609
Valuation allowance	(75,732)	(64,832)

Total deferred tax assets	700,464	701,777

Deferred Tax Liabilities:
Intangibles not amortizable for tax purposes	80,958	73,570
Prepaids	14,769	13,400

Total deferred tax liability	95,727	86,970

Net deferred tax asset	$604,737	$614,807

Current portion	$312,080	$310,870
Non-current portion	292,657	303,937

	$604,737	$614,807

At December 31, 2009, we had net deferred tax assets of $604.7 million, partially resulting from net operating loss carryovers for federal, state and foreign income tax purposes of approximately $350.1 million, $240.9 million, and $118.0 million, respectively. The federal and state net operating loss carryovers relate primarily to acquisitions and are limited in the amount that can be recognized in any one year. They have expiration dates ranging from 2010 to 2030. There was an increase in net operating loss deferred tax asset related to the acquisition of Solidcore and MX Logic, offset by current year utilizations. The foreign net operating losses relate primarily to losses incurred as a result of current operations and do not expire. The net increase in the valuation allowance relates primarily to approximately $9.9 million of valuation allowance on certain acquired net operating losses. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain acquired net operating loss and credit carryforwards and certain other foreign tax credits for which a valuation allowance has been provided.

In December 2007, the FASB established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. At December 31, 2009, approximately $53.0 million of the valuation allowance for deferred tax assets was related to acquired deferred tax assets. Future reductions in the valuation allowance due to realization of acquired deferred tax assets will affect income tax expense in the period of reversal.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We intend to indefinitely reinvest all current and/or future earnings of our foreign subsidiaries. As such, U.S. income taxes have not been provided for on a cumulative total of approximately $574.8 million of earnings of certain non-U.S. subsidiaries. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of certain non-U.S. subsidiaries is not practicable due to the complexities of this hypothetical calculation.

As of December 31, 2009, gross unrecognized tax benefits totaled $91.0 million and accrued interest and penalties totaled $18.2 million for an aggregate gross amount of $109.2. Of the $109.2 million, $108.7 million, if recognized, would favorably affect our effective tax rate. Furthermore, of the $109.2 million, $2.3 million relates to tax positions taken by acquired entities prior to their acquisition.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008	2007

Beginning gross unrecognized tax benefits	$89,612	$71,690	$47,468
Gross increases related to prior year tax positions	35,056	17,195	21,077
Gross decreases related to prior year tax positions	(9,857)	(1,896)	(1,141)
Gross increases related to current year tax positions	1,056	3,648	5,189
Settlements	(12,929)	(244)	—
Lapse of statute of limitations	(11,965)	(781)	(903)

Ending gross unrecognized tax benefits	$90,973	$89,612	$71,690

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the twelve months ended December 31, 2009, we recognized a decrease of less than $0.1 million in potential interest and penalties associated with uncertain tax positions.

We file numerous consolidated and separate income tax returns in the United States federal and state jurisdictions and in many foreign jurisdictions. On an ongoing basis we are routinely subject to examination by taxing authorities throughout the world, including jurisdictions such as Australia, Canada, France, Germany, India, Ireland, Italy, Japan, The Netherlands and the United Kingdom. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2006 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 1997.

We are presently under audit in many jurisdictions, including notably the United States, California, and Germany. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007 and Germany for tax years 2002 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements. Further, we cannot currently predict the timing regarding the resolution of any tax examinations. We concluded pre-filing discussions with the Dutch tax authorities with respect to tax year 2004 in January 2009. As a result, a tax benefit of approximately $2.2 million was reflected in the first quarter 2009. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $18.6 million to $29.3 million as audits close and statutes expire.

16.	Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include options, RSUs, RSAs, PSUs and ESPP grants. A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator — basic and diluted net income	$173,420	$172,209	$166,980

Denominator — basic
Basic weighted-average common stock outstanding	156,144	156,205	159,819

Denominator — diluted
Basic weighted-average common stock outstanding	156,144	156,205	159,819
Effect of dilutive securities:
Options, RSUs, RSAs, PSUs and ESPP grants(1)	2,844	3,201	4,307

Diluted weighted-average shares	158,988	159,406	164,126

Net income per share — basic	$1.11	$1.10	$1.04

Net income per share — diluted	$1.09	$1.08	$1.02

(1)	At December 31, 2009, 2008 and 2007, 6.0 million, 5.7 million and 3.2 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 0.6 million and 0.8 million PSUs for the years ended December 31, 2009 and 2008, as they are contingently issuable shares.

17.	Business Segment and Major Customer Information

We have one business and operate in one industry. We develop, market, distribute and support computer and network security solutions for large enterprises, governments, and small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; EMEA; Japan; APAC; and Latin America. Our chief operating decision maker is our chief executive officer.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net revenue by region:
North America	$1,091,857	$844,937	$678,227
EMEA	531,763	502,876	426,966
Japan	138,624	116,567	102,272
APAC	96,277	81,109	60,913
Latin America	68,811	54,576	39,842

Net revenue	$1,927,332	$1,600,065	$1,308,220

Income from operations by region:
North America	$814,241	$630,000	$527,016
EMEA	411,577	378,212	319,134
Japan	108,117	86,070	78,255
APAC	60,982	52,427	38,603
Latin America	48,914	37,042	24,672
Corporate and other	(1,221,524)	(994,180)	(827,867)

Income from operations	$222,307	$189,571	$159,813

Corporate and other includes research and development expenses, cost of net revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation, amortization of purchased technology and other intangibles, restructuring (benefit) charges and in-process research and development. These expenses are not attributable to any specific geographic region and are not included in the segment measure of profit and loss reviewed by our chief operating decision maker. Additionally, operating income by region, excluding corporate and other, reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for consolidated GAAP operating income and are reflected as period expense in the operating income above. The difference between income from operations and income before taxes is reflected on the face of our consolidated statements of income and comprehensive income.

Following is a summary of our total assets by geographic region. In prior periods, assets purchased to support infrastructure and general and administrative activities, including land purchases, were included in a separate line labeled “Corporate” rather than being assigned to a specific geographic region. For 2009, these assets are presented based on the geographic region in which they are located. We revised the 2008 presentation for comparative purposes. Goodwill is reflected in each respective geographic region consistent with Note 7. Fixed assets, intangible assets and certain other assets are now reflected below in their respective geographic regions based on legal entity, however, the related depreciation and amortization expenses are not reflected in the measure of profit and loss

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviewed by our chief operating decision maker. Summarized financial information concerning our total assets by business and geographic region is as follows (in thousands):

	December 31,
	2009	2008

North America	$2,645,356	$2,370,757
EMEA	1,005,671	793,453
Japan	184,756	180,905
APAC	98,505	86,145
Latin America	28,898	26,621

Total assets	$3,963,186	$3,457,881

Property and equipment based on the physical location of the assets is as follows (in thousands):

	December 31,
	2009	2008

United States	$105,217	$91,677
Foreign countries	27,799	22,758

Total	$133,016	$114,435

No individual foreign country accounts for 10% or more of our total property and equipment.

Net revenue attributed to countries based on the location of the customer is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United Kingdom	$160,877	$159,501	$139,157
Japan	138,624	116,567	102,272
Germany	74,850	64,409	54,157
Canada	68,340	59,493	40,552
Other foreign countries	461,124	414,651	334,409

Total foreign countries	903,815	814,621	670,547
United States	1,023,517	785,444	637,673

Total	$1,927,332	$1,600,065	$1,308,220

Customer Information

At December 31, 2009 and 2008, Ingram Micro, Inc. had an accounts receivable balance which comprised 10% and 9%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2009 and 2008, Tech Data Corp. had an accounts receivable balance which comprised 17% and 14%, respectively, of our gross accounts receivable balance. During 2009, 2008 and 2007, Ingram Micro, Inc. accounted for 11%, 16% and 15%, respectively, of total net revenue. During 2009, 2008 and 2007, Tech Data Corp. accounted for 12%, 11% and 9%, respectively, of total net revenue. The net revenue derived from these customers is reported primarily in our North American and EMEA geographic segments.

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

In the three months ended March 31, 2009, we recorded a benefit of $6.5 million related to reimbursements from insurance for legal fees we incurred related to cost of defense incurred in connection with our stock option investigation that commenced in May 2006. This benefit is reflected in the general and administrative line on our consolidated statements of income and comprehensive income.

In July 2001, certain investment bank underwriters and McAfee, along with certain of our officers and directors were named in a putative class action for alleged violation of federal securities laws (United States District Court for the Southern District of New York, In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ.7034 (SAS)). This was one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies. A global settlement between all parties was reached and approved by the court in October 2009, and we were not required to make any payment. An appeal has been filed by certain members of the putative class, not to the settlement itself, but rather in relation to the scope of those considered to be part of the class.

Open Cases

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of December 31, 2009, we had accrued aggregate liabilities of approximately $41.8 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

In June 2006, Finjan Software, Ltd. (“Finjan”) filed a complaint in the United States District Court for the District of Delaware against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure Computing from infringing the asserted claims of the Finjan patents. We have accrued the amended jury damages. We have filed a notice of appeal and will vigorously challenge the verdict and post-trial rulings.

We have other patent infringement cases pending against us that we intend to vigorously defend.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

19.	Subsequent Events

In February 2010, we have repurchased approximately 0.7 million shares of our common stock in the open market for approximately $27.4 million through February 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2010.

McAfee, Inc.

By:	/s/ David G. DeWalt
David G. DeWalt
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. DeWalt (David G. DeWalt)	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2010

/s/ Albert A. “Rocky” Pimentel (Albert A. “Rocky” Pimentel)	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 26, 2010

/s/ Keith S. Krzeminski (Keith S. Krzeminski)	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	February 26, 2010

/s/ Charles J. Robel (Charles J. Robel)	Non-Executive Chairman of the Board	February 26, 2010

/s/ Carl Bass (Carl Bass)	Director	February 26, 2010

/s/ Thomas Darcy (Thomas Darcy)	Director	February 26, 2010

/s/ Leslie G. Denend (Leslie G. Denend)	Director	February 26, 2010

(Jeffrey A. Miller)	Director	February 26, 2010

/s/ Lorrie M. Norrington (Lorrie M. Norrington)	Director	February 26, 2010

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	February 26, 2010

/s/ Robert W. Pangia (Robert W. Pangia)	Director	February 26, 2010

(Anthony Zingale)	Director	February 26, 2010

SCHEDULE II

MCAFEE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,
		Additions Charged
		to Operating	Write-Offs of
	Balance at	Expense,	Previously	Balance at
	Beginning of	Deferred Revenue or	Provided	End of
Allowance for Doubtful Accounts, Net(1)	Period	Net Revenue	Accounts	Period
	(In thousands)

Year Ended December 31, 2009	$3,947	$3,070	$(507)	$6,510
Year Ended December 31, 2008	$4,076	$1,126	$(1,255)	$3,947
Year Ended December 31, 2007	$2,015	$2,248	$(187)	$4,076

(1)	Allowance for Doubtful Accounts, Net. The allowance for doubtful accounts consists of our estimates with respect to the uncollectibility of our receivables. Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when determining the allowance for doubtful accounts.

		Provision for
		Sales Returns
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Sales Returns	Period	Revenue(2)	Returns	Period
	(In thousands)

Year Ended December 31, 2009	$14,789	$87,153	$(84,796)	$17,146
Year Ended December 31, 2008	$7,994	$95,853	$(89,058)	$14,789
Year Ended December 31, 2007	$8,508	$55,931	$(56,445)	$7,994

		Provision for
		Other
		Incentives
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Other Incentives	Period	Revenue(2)	Incentives	Period
	(In thousands)

Year Ended December 31, 2009	$46,417	$124,259	$(119,064)	$51,612
Year Ended December 31, 2008	$40,494	$110,469	$(104,546)	$46,417
Year Ended December 31, 2007	$31,266	$133,748	$(124,520)	$40,494

(2)	Allowance for Sales Returns and Allowance for Other Incentives. The allowance for sales returns and the allowance for incentives consist of our estimates of potential future product returns related to product revenue, and specific provisions for distributor, reseller, and retailer sales incentives that are reductions in the revenue to be realized, respectively. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. These estimates affect our “net revenue” line item on our consolidated statements of income and comprehensive income and affect our “accounts receivable, net” and “other accrued liabilities” line items on our consolidated balance sheets. These estimates affect all of our operating geographies. At December 31, 2009, $28.9 million is netted with the “accounts receivable, net” line item and $39.9 million is in the “other accrued liabilities” line item on our consolidated balance sheet.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	This 10-K

3.1	Third Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and Network Associates, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and the Registrant	S-3	333-46049	10.13	February 11, 1998
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant	S-3	333-46049	10.14	February 11, 1998
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC	S-3	333-46049	10.15	February 11, 1998
10.4	Form of lease executed November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California	S-3	333-46049	10.16	February 11, 1998
10.5	First Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.28	November 13, 2001
10.6	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.29	November 13, 2001
10.7	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.30	November 13, 2001

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10.8		Subordination, Non-disturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant	10-Q	000-20558	10.31	November 13, 2001
10	.9*	Form of Indemnification Agreement between the Registrant and its Executive Officers	10-K	001-31216	10.34	March 9, 2004
10	.10*	Network Associates, Inc. Tax Deferred Savings Plan	S-8	333-110257	4.1	November 5, 2003
10.11		Umbrella Credit Facility of Registrant dated April 15, 2004	10-Q	001-31216	10.36	May 10, 2004
10	.12*	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.37	May 10, 2004
10	.13*	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.43	August 9, 2004
10	.14*	Letter agreement, dated February 23, 2007 between David DeWalt and the Registrant	8-K	001-31216	10.37	March 8, 2007
10	.15*	Letter Agreement, dated February 5, 2008 between David DeWalt and the Registrant, amending the Letter Agreement, dated February 23, 2007 between David DeWalt and the Registrant	10-K	001-31216	10.18	March 2, 2009
10.16		Share Purchase Agreement, dated October 8, 2007 among the Registrant, McAfee European Holdings Limited and SafeBoot Holding B.V., among other parties	10-K	001-31216	10.32	February 27, 2008
10	.17*	Letter agreement, dated April 30, 2008 between Albert “Rocky” Pimentel and the Registrant	8-K	001-31216	10.1	April 30, 2008
10	.18*	Letter agreement, dated August 17, 2007 between Mark Cochran and the Registrant	10-Q	001-31216	10.1	May 12, 2008
10	.19*	Letter agreement, dated September 14, 2007 between Michael DeCesare and the Registrant	10-Q	001-31216	10.2	May 12, 2008
10	.20*	Letter agreement, dated February 15, 2007 between Keith Krzeminski and the Registrant	10-K	001-31216	10.23	March 2, 2009
10	.21*	Letter Agreement, dated October 25, 1999 between Todd Gebhart and the Registrant	10-Q	001-31216	10.1	November 6, 2009
10	.22*	Letter Agreement, dated October 5, 2007 between Gerhard Watzinger and the Registrant.	10-Q	001-31216	10.2	November 6, 2009

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.23*	Letter Agreement, dated February 5, 2008 between Gerhard Watzinger and the Registrant, amending the Letter Agreement, dated October 5, 2007 between Gerhard Watzinger and the Registrant					X
10	.24*	Employment Agreement, dated October 1, 2004 between Christopher Bolin and the Registrant	10-K	001-31216	10.24	March 2, 2009
10	.25*	First Amendment to Employment Agreement between Christopher Bolin and the Registrant, dated May 21, 2005	10-K	001-31216	10.25	March 2, 2009
10	.26*	Amendment of Stock Options, dated February 11, 2008 between Christopher Bolin and the Registrant	10-Q	001-31216	10.3	May 12, 2008
10	.27*	Retirement and Release Agreement, executed May 22, 2009 between Christopher Scott Bolin and the Registrant	8-K	001-31216	10.1	May 28, 2009
10	.28*	Foundstone, Inc. 2000 Stock Plan, as amended	10-Q	001-31216	10.6	May 12, 2008
10	.29*	2002 Employee Stock Purchase Plan, as amended	10-Q	001-31216	10.3	May 07, 2009
10	.30*	SafeBoot Stock Option Plan 2006, as amended	S-8	333-150918	4.1	May 14, 2008
10	.31*	1997 Stock Incentive Plan, as amended	10-Q	001-31216	10.2	August 7, 2009
10	.32*	Form of Performance Stock Unit Issuance Agreement	10-Q	001-31216	10.8	May 12, 2008
10	.33*	Form of Stock Option Award Agreement	10-K	001-31216	10.32	March 2, 2009
10	.34*	Executive Bonus Plan	10-Q	001-31216	10.3	August 7, 2008
10.35		Agreement and Plan of Merger, dated September 21, 2008 among the Registrant, Seabiscuit Acquisition Corporation and Secure Computing Corporation	8-K	001-31216	10.1	September 22, 2008
10	.36*	Amended and Restated 1993 Stock Plan for Outside Directors	DEF 14A	001-31216	App. F	March 25, 2009
10	.37*	Secure Computing Corporation 2002 Stock Incentive Plan	S-8	333-155583	4.1	November 21, 2008
10	.38*	Secure Computing Corporation (formerly CipherTrust, Inc.) 2000 Stock Option Plan	S-8	333-155583	4.2	November 21, 2008
10	.39*	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan	S-8	333-155583	4.3	November 21, 2008
10	.40*	MX Logic, Inc. 2002 Equity Incentive Plan	S-8	333-162970	4.1	November 6, 2009

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.41*	Form of Change of Control and Retention Agreement (Tier 2 Executives)	8-K	001-31216	10.1	December 18, 2008
10	.42*	Change of Control and Retention Plan (Tier 3 Executives)	8-K	001-31216	10.2	December 18, 2008
10	.43*	Change of Control and Retention Agreement, dated January 26, 2009, between David DeWalt and the Registrant	8-K	001-31216	10.1	January 30, 2009
10.44		Credit Agreement dated December 22, 2008 among the Registrant, McAfee Ireland Holdings Limited, the subsidiaries of the Registrant party thereto as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	001-31216	10.1	December 29, 2008
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101		The following materials from McAfee, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.