Form 10-Q
period 2010-03-31
McAfee, Inc.
filed 2010-05-07
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 30, 2010, 156,018,166 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q
March 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$631,346	$677,137
Short-term marketable securities	221,225	215,894
Accounts receivable, net	230,657	294,315
Deferred income taxes	289,500	312,080
Prepaid expenses and deferred costs of revenue	239,495	228,102
Other current assets	33,160	35,789

Total current assets	1,645,383	1,763,317
Long-term marketable securities	48,956	57,137
Property and equipment, net	129,284	133,016
Deferred income taxes	312,723	292,657
Intangible assets, net	261,815	292,583
Goodwill	1,274,838	1,284,574
Other assets	135,408	139,902

Total assets	$3,808,407	$3,963,186

LIABILITIES
Current liabilities:
Accounts payable	$48,307	$55,104
Accrued compensation and benefits	98,619	108,332
Other accrued liabilities	190,623	203,967
Deferred revenue	1,061,705	1,068,682

Total current liabilities	1,399,254	1,436,085
Deferred revenue, less current portion	316,799	338,791
Accrued taxes and other long-term liabilities	75,048	70,772

Total liabilities	1,791,101	1,845,648

Commitments and contingencies (Notes 8, 9 and 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2010 and 2009	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 188,475,015 shares at March 31, 2010 and 186,700,719 shares at December 31, 2009
Outstanding: 155,855,389 shares at March 31, 2010 and 158,286,352 shares at December 31, 2009	1,885	1,868
Treasury stock, at cost: 32,619,626 shares at March 31, 2010 and 28,414,367 shares at December 31, 2009	(1,014,892)	(845,118)
Additional paid-in capital	2,294,200	2,251,916
Accumulated other comprehensive loss	(13,626)	(3,291)
Retained earnings	749,739	712,163

Total stockholders’ equity	2,017,306	2,117,538

Total liabilities and stockholders’ equity	$3,808,407	$3,963,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Net revenue:
Service, support and subscription	$452,864	$410,345
Product	49,881	37,364

Total net revenue	502,745	447,709
Cost of net revenue:
Service, support and subscription	88,155	72,728
Product	23,927	20,934
Amortization of purchased technology	20,493	19,394

Total cost of net revenue	132,575	113,056
Operating costs:
Research and development	84,124	78,904
Sales and marketing	166,245	148,764
General and administrative	44,851	40,160
Amortization of intangibles	7,642	9,995
Restructuring charges	15,754	5,060

Total operating costs	318,616	282,883

Income from operations	51,554	51,770
Interest and other income, net	570	2,811
Impairment of marketable securities	—	(710)
(Loss) gain on sale of investments, net	(41)	166

Income before provision for income taxes	52,083	54,037
Provision for income taxes	14,507	581

Net income	$37,576	$53,456

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$540	$(274)
Foreign currency translation loss	(10,875)	(6,718)

Comprehensive income	$27,241	$46,464

Net income per share — basic	$0.24	$0.35

Net income per share — diluted	$0.23	$0.34

Shares used in per share calculation — basic	157,738	153,721

Shares used in per share calculation — diluted	160,567	156,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$37,576	$53,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,013	41,909
Impairment of marketable securities	—	710
Deferred income taxes	2,983	4,113
Non-cash restructuring charge	13,566	3,912
Stock-based compensation expense	29,308	24,035
Excess tax benefits from stock-based awards	(3,844)	(4,241)
Other non-cash items	2,190	969
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	55,647	74,018
Prepaid expenses, deferred costs of revenue and other assets	(11,774)	5,865
Accounts payable	(5,458)	10,583
Accrued compensation and benefits and other liabilities	(11,406)	(80,287)
Deferred revenue	5,460	10,934

Net cash provided by operating activities	157,261	145,976

Cash flows from investing activities:
Purchase of marketable securities	(110,431)	(133,932)
Proceeds from sales of marketable securities	2,549	10,147
Proceeds from maturities of marketable securities	111,464	17,292
Purchase of property and equipment	(17,489)	(11,029)
Acquisitions, net of cash acquired	—	(2,455)
Other investing activities	1,511	—

Net cash used in investing activities	(12,396)	(119,977)

Cash flows from financing activities:
Proceeds from issuance of common stock under our employee stock benefit plans	9,446	7,757
Excess tax benefits from stock-based awards	3,844	4,241
Repurchase of common stock	(169,774)	(16,504)
Bank borrowings	—	100,000
Other financing activities	(9,469)	—

Net cash (used in) provided by financing activities	(165,953)	95,494
Effect of exchange rate fluctuations on cash	(24,703)	(18,998)

Net (decrease) increase in cash and cash equivalents	(45,791)	102,495
Cash and cash equivalents at beginning of period	677,137	483,302

Cash and cash equivalents at end of period	$631,346	$585,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Deferred Costs of Revenue and Prepaid Expenses

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements and the direct cost of materials that are associated with product revenue and revenue from licenses under subscription arrangements. These costs are deferred over a service period, including arrangements that are deferred due to lack of Vendor Specific Objective Evidence (“VSOE”) of fair value on an undelivered element. Deferred costs are classified as current or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized. Our short-term deferred costs of revenue are in the “prepaid expenses and deferred costs of revenue” line item and our long-term deferred costs of revenue are in the “other assets” line item on our condensed consolidated balance sheets. At March 31, 2010 and December 31, 2009, deferred costs of revenue are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Short-term deferred costs of revenue	$96,127	$89,618
Long-term deferred costs of revenue	17,773	17,739

Total deferred costs of revenue	$113,900	$107,357

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions, royalty costs paid in advance of revenue transactions, prepaid insurance, prepaid rent and prepaid taxes. Our short-term prepaid expenses are in the “prepaid expenses and deferred costs of revenue” line item and our long-term prepaid expenses are in the “other assets” line item on our condensed consolidated balance sheets. The current and non-current classification of advance payments related to revenue sharing and royalties is based upon estimates of the anticipated timing of future transactions that give rise to revenue sharing or royalty obligations. These estimates rely on forecasted future revenues, which are subject to adjustment as forecasts are revised. At March 31, 2010 and December 31, 2009, prepaid expenses associated with revenue-sharing and royalty arrangements are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Short-term prepaid expenses	$67,235	$71,388
Long-term prepaid expenses	89,243	93,069

Total prepaid expenses	$156,478	$164,457

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances, net of write downs for excess and obsolete inventory, are included in other current assets on our condensed consolidated balance sheets and were $10.4 million as of March 31, 2010 and $11.4 million at December 31, 2009.

Reclassifications

During the fourth quarter of 2009, we reclassified a limited number of Stock Keeping Units (“SKUs”) which were incorrectly classified as service and support net revenue instead of subscription net revenue. In the three months ended March 31, 2009, such service and support net revenue should have been $212.0 million, a decrease of $16.0 million from the amount previously reported. In the three months ended March 31, 2009, such subscription net revenue should have been $198.4 million, an increase of $16.0 million from the amount previously reported. Total net revenue, gross profit and net income were not impacted by this reclassification. We have combined service and support net revenue and subscription net revenue in our condensed consolidated statements of income and comprehensive income into one line item labeled service, support and subscription net revenue. The combination of these two line items is consistent with how we manage our business as the entire amount relates to service revenue that is primarily recognized ratably over the performance period.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe that when we adopt this new guidance our consolidated financial statements will be impacted and we are currently assessing the magnitude of the impact.

3.	Business Combinations

In 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”) for $3.2 million, Solidcore Systems, Inc. (“Solidcore”) for $40.5 million and MX Logic, Inc. (“MX Logic”) for $163.1 million. The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities and the cost approach for certain tangible assets, using a discount rate reflective of the risk of the respective cash flows. In the three months ended March 31, 2010, we had purchase price tax adjustments totaling $1.0 million for Solidcore, which were recorded to goodwill and deferred taxes.

The Solidcore purchase agreement provides for earn-out payments up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets. The fair value of the contingent consideration arrangement at acquisition of $8.4 million was accrued as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the remaining accrual has not changed significantly, and the amount accrued in the financial statements has increased by $1.2 million due to an increase in the net present value of the liability due to the passage of time, of which $0.6 million was expensed in the three months ended March 31, 2010. One of the product development and integration milestones was achieved in the fourth quarter of 2009, which resulted in the payment of $2.0 million of contingent consideration during the three months ended March 31, 2010.

The MX Logic purchase agreement provides for earn-out payments up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. The fair value of the contingent consideration arrangement at acquisition of $24.6 million was accrued as part of the purchase price. One of the revenue targets was achieved in the first quarter of 2010 and $15.0 million will be paid in the second quarter of 2010. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual has not changed significantly, and the amount accrued in the financial statements has increased by $2.9 million primarily due to an increase in the net present value of the liability due to the passage of time, of which $1.3 million was expensed in the three months ended March 31, 2010.

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for Endeavor or MX Logic as the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore as if the acquisitions had occurred at the beginning of 2009 (in thousands, except per share data):

Three Months Ended
March 31, 2009

Pro forma net revenue	$448,160
Pro forma net income	$49,589
Pro forma net income per share — basic	$0.32
Pro forma net income per share — diluted	$0.32
Shares used in per share calculation — basic	153,721
Shares used in per share calculation — diluted	156,169

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income and related tax effects. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2009, nor are they indicative of future operations of the combined companies.

4.	Financial Instruments

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	March 31, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$91,113	$116	$(18)	$91,211
Foreign government securities	25,108	19	(15)	25,112
Certificates of deposit and time deposits	47,463	—	(2)	47,461
Corporate debt securities	83,133	797	(26)	83,904
Mortgage-backed securities	7,980	1,099	(307)	8,772
Asset-backed securities	12,663	1,776	(718)	13,721

	$267,460	$3,807	$(1,086)	$270,181

	December 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$95,310	$208	$(243)	$95,275
Foreign government securities	26,882	4	(58)	26,828
Certificates of deposit and time deposits	39,212	—	—	39,212
Corporate debt securities	91,636	618	(46)	92,208
Mortgage-backed securities	9,153	783	(560)	9,376
Asset-backed securities	9,017	1,991	(876)	10,132

	$271,210	$3,604	$(1,783)	$273,031

At March 31, 2010, $221.2 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $49.0 million have maturities greater than one year with most of the maturities being greater than ten years, and are classified as non-current assets.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2010	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$19,102	$(18)	$—	$—	$19,102	$(18)
Foreign government securities	6,177	(15)	—	—	6,177	(15)
Certificates of deposit and time deposits	5,803	(2)	—	—	5,803	(2)
Corporate debt securities	22,497	(26)	—	—	22,497	(26)
Mortgage-backed securities	—	—	4,669	(307)	4,669	(307)
Asset-backed securities	3,729	(7)	2,241	(711)	5,970	(718)

	$57,308	$(68)	$6,910	$(1,018)	$64,218	$(1,086)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$20,652	$(36)	$2,565	$(207)	$23,217	$(243)
Foreign government securities	14,865	(58)	—	—	14,865	(58)
Corporate debt securities	28,635	(46)	—	—	28,635	(46)
Mortgage-backed securities	—	—	5,449	(560)	5,449	(560)
Asset-backed securities	1,719	(2)	2,192	(874)	3,911	(876)

	$65,871	$(142)	$10,206	$(1,641)	$76,077	$(1,783)

We do not intend to sell the securities with unrealized losses and other-than-temporary impairments recorded in accumulated other comprehensive income and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, which may be maturity. When assessing other-than-temporary impairments, we consider factors including: the likely reason for the unrealized loss, period of time and extent to which the fair value was below amortized cost, changes in the performance of the underlying collateral, changes in ratings, and market trends and conditions. As of March 31, 2010, the amount of previously recognized credit losses remaining in retained earnings for securities for which a portion of other-than-temporary impairment was recorded in other comprehensive income was $6.2 million.

Prior to April 1, 2009, any “other-than-temporary decline” in value was reported in earnings and a new cost basis for the marketable security was established. In the first quarter of 2009, we recorded $0.7 million of other-than-temporary impairments. We had no impairment of marketable securities in 2010. If we have an impairment in future periods, the credit loss component of the impairment will be recognized in earnings and the non-credit loss component will be recognized in accumulated other comprehensive loss.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not reflect other-than-temporary impairments recognized within the “interest and other income” line item on our condensed consolidated statements of income and comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009

Realized gains	$36	$167
Realized losses	(77)	(1)

Net realized (loss) gain	$(41)	$166

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with monetary assets and liabilities that are not denominated in the functional currency, such as accounts receivable and accounts payable denominated in Euro, British Pound, and Japanese Yen. The forward contracts typically range from one to three months in original maturity. We recognize derivatives, which are included in “other current assets” and “other accrued liabilities” line items on the condensed consolidated balance sheets, at fair value. On the condensed consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the “interest and other income, net” line item on our condensed consolidated statements of income and comprehensive income.

Forward contracts outstanding are presented below (in thousands):

	March 31, 2010			December 31, 2009
	Notional U.S.			Notional U.S.
	Dollar	Asset	Liability	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value	Equivalent	Fair Value	Fair Value

Euro	$52,687	$108	$(178)	$46,165	$35	$(193)
British Pound	8,848	122	—	9,422	146	—
Japanese Yen	1,792	—	(15)	—	—	—

	$63,327	$230	$(193)	$55,587	$181	$(193)

In the three months ended March 31, 2010 and 2009, we recorded a $2.7 million and a $1.6 million realized loss, respectively, on derivatives. These amounts are recognized in the “interest and other income, net” line item on our condensed consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

5.	Fair Value Measurements

Carrying amounts of our financial instruments including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price. Our Level 1 measurements

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relate primarily to United States treasury and agency securities and foreign currency contracts. Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs that are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security. Our Level 2 measurements relate primarily to certificates of deposit and corporate debt securities. Level 3 classification is applied to fair value measurements when fair values are derived from significant unobservable inputs. Our Level 3 measurements relate to our contingent purchase consideration liabilities. In the three months ended March 31, 2010, we did not have any transfers amongst Level 1, Level 2 and Level 3.

The following table presents the types of fair value measurements for our marketable debt securities, foreign currency contracts and contingent purchase consideration liabilities as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	March 31,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$189,272	$12,749	$176,523	$—
United States treasury and agency securities(2)	91,211	70,642	20,569	—
Foreign government securities(2)	25,112	15,202	9,910	—
Certificates of deposit and time deposits(2)	47,461	—	47,461	—
Corporate debt securities(2)	83,904	—	83,904	—
Mortgage-backed securities(2)	8,772	—	8,772	—
Asset-backed securities(2)	13,721	—	13,721	—
Foreign exchange derivative assets(3)	230	230	—	—

Total assets measured at fair value	$459,683	$98,823	$360,860	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$193	$193	$—	$—
Contingent purchase consideration liabilities(5)	35,550	—	—	35,550

Total liabilities measured at fair value	$35,743	$193	$—	$35,550

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$152,632	$—	$152,632	$—
United States treasury and agency securities(2)	95,275	79,539	15,736	—
Foreign government securities(2)	26,828	5,094	21,734	—
Certificates of deposit and time deposits(2)	39,212	—	39,212	—
Corporate debt securities(2)	92,208	—	92,208	—
Mortgage-backed securities(2)	9,376	—	9,376	—
Asset-backed securities(2)	10,132	—	10,132	—
Foreign exchange derivative assets(3)	181	181	—	—

Total assets measured at fair value	$425,844	$84,814	$341,030	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$193	$193	$—	$—
Contingent purchase consideration liabilities(5)	36,061	—	—	36,061

Total liabilities measured at fair value	$36,254	$193	$—	$36,061

(1)	Includes certificates of deposit, corporate debt securities, commercial paper and United States agency securities that have maturities less than 90 days on the date of purchase. Balance is included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in short-term or long-term marketable securities on our condensed consolidated balance sheets.

(3)	Included in other current assets on our condensed consolidated balance sheets.

(4)	Included in other accrued liabilities on our condensed consolidated balance sheets.

(5)	Included in other accrued liabilities and in accrued taxes and other long-term liabilities on our condensed consolidated balance sheets. See Note 3 for further discussion.

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign currency contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral and level of subordination for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models that vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of March 31, 2010, have not found it necessary to make any adjustments to the prices obtained. Our corporate debt securities, with the exception of one impaired security with a fair value of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million that has no rating, are high quality, investment-grade securities with a minimum credit rating of A- and 83% have a credit rating of A+ or better.

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

The fair value of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair value is determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value.

6.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

			Effects of
			Foreign
	December 31,		Currency	March 31,
	2009	Adjustments	Exchange	2010

North America	$912,958	$(982)	$(1,839)	$910,137
EMEA	256,207	(11)	(6,768)	249,428
Japan	41,578	(44)	—	41,534
APAC	52,303	(5)	—	52,298
Latin America	21,528	(3)	(84)	21,441

Total	$1,284,574	$(1,045)	$(8,691)	$1,274,838

The adjustments to goodwill are a result of our final purchase accounting tax adjustments for the Solidcore acquisition.

The components of intangible assets are as follows (in thousands):

	March 31, 2010				December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.2 years	$440,093	$(271,967)	$168,126	$444,732	$(255,148)	$189,584
Trademarks and patents	5.1 years	42,966	(37,851)	5,115	43,206	(37,604)	5,602
Customer base and other intangibles	5.8 years	216,287	(127,713)	88,574	218,967	(121,570)	97,397

		$699,346	$(437,531)	$261,815	$706,905	$(414,322)	$292,583

The aggregate amortization expenses for the intangible assets listed above totaled $28.1 million and $29.4 million in the three months ended March 31, 2010 and 2009, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$82,190
2011	85,584
2012	47,803
2013	22,247
2014	14,058
Thereafter	9,933

$261,815

7.	Restructuring Charges

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2010 (the “2010 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) disposed of excess facilities and (ii) realigned our staffing across various departments.

During 2009 (the “2009 Restructuring”), we took the following measures: (i) realigned our sales and marketing workforce and staffing across various departments, (ii) disposed of excess facilities and (iii) eliminated redundant positions related to acquisitions.

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot and Secure Computing acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

Restructuring charges in the three months ended March 31, 2010 totaled $15.8 million, consisting of $11.3 million related to five facilities that were vacated in the first quarter of 2010, $4.4 million related to the elimination of certain positions and $0.1 million net additional accruals over the service period for our 2009 Restructuring.

Restructuring charges in the three months ended March 31, 2009 totaled $5.1 million, consisting of $2.9 million related to the 2009 Restructuring and a $2.2 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing.

2010 Restructuring

Activity and liability balances related to our 2010 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2010	$—	$—	$—
Restructuring accrual	8,831	4,408	13,239
Accretion	10	—	10
Cash payments	(391)	(2,090)	(2,481)
Effects of foreign currency exchange	(21)	(8)	(29)

Balance, March 31, 2010	$8,429	$2,310	$10,739

Of the total $11.3 million 2010 restructuring charge for facilities, $8.6 million and $2.7 million was recorded in North America and EMEA, respectively. Approximately $2.5 million of the facilities restructuring charge was

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to accelerated depreciation net of deferred rent associated with the terminated leases that are not included in the restructuring accrual. Lease termination costs will be paid through 2018.

Of the total 2010 restructuring charge for severance and other benefits, $2.4 million, $1.5 million and $0.5 million was recorded in North America, EMEA and APAC, respectively. Severance and other benefits are expected to be paid in 2010.

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	11,227	12,750
Adjustment to liability	144	80	224
Accretion	15	—	15
Cash payments	(512)	(9,326)	(9,838)
Effects of foreign currency exchange	—	(45)	(45)

Balance, December 31, 2009	$1,170	$1,936	$3,106
Restructuring accrual	—	205	205
Adjustment to liability	99	(297)	(198)
Accretion	8	—	8
Cash payments	(139)	(1,576)	(1,715)
Effects of foreign currency exchange	—	(14)	(14)

Balance, March 31, 2010	$1,138	$254	$1,392

Lease termination costs are expected to be paid through 2014 and severance and other benefits are expected to be paid in 2010.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Adjustment to liability	357	(156)	201
Accretion	251	—	251
Cash payments	(3,106)	(3,940)	(7,046)
Effects of foreign currency exchange	189	(7)	182

Balance, December 31, 2009	$3,862	$33	$3,895
Adjustment to liability	—	7	7
Accretion	41	—	41
Cash payments	(559)	(40)	(599)
Effects of foreign currency exchange	(82)	—	(82)

Balance, March 31, 2010	$3,262	$—	$3,262

Lease termination costs will be paid through 2015.

8.	Warranty Accrual and Guarantees

We offer a warranty of 90 days on our hardware products and a warranty period from 30 to 60 days on our software products. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of March 31, 2010 and December 31, 2009 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2009	$1,110
Additional accruals	3,519
Costs incurred during the period	(3,323)

Balance, December 31, 2009	1,306
Additional accruals	864
Costs incurred during the period	(1,071)

Balance, March 31, 2010	$1,099

The following is a summary of certain guarantee and indemnification agreements as of March 31, 2010:

•	Under the indemnification provision of our software license agreements and selected managed service agreements, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We have not incurred any significant expense or recorded any liability associated with this indemnification.

•	Under the indemnification provision of certain vendor agreements we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third- party, we will indemnify our vendor against any loss,

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

9.	Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of March 31, 2010 and December 31, 2009.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At March 31, 2010 and December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of March 31, 2010 and December 31, 2009.

10.	Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

The components of other comprehensive income (loss), net of income taxes, is comprised of the following items (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Other comprehensive loss, before tax:
Unrealized gain (loss) on marketable securities, net	$859	$(1,000)
Reclassification adjustment for net loss on marketable securities recognized during the period	41	544
Foreign currency translation loss	(10,875)	(6,718)

Total other comprehensive loss, before tax	(9,975)	(7,174)
Income tax related to items of other comprehensive income	(360)	182

Total other comprehensive loss, net of tax	$(10,335)	$(6,992)

Accumulated other comprehensive loss is comprised of the following items (in thousands):

	March 31,	December 31,
	2010	2009

Unrealized gain on available-for-sale securities	$1,632	$1,092
Cumulative translation adjustment	(15,258)	(4,383)

Total	$(13,626)	$(3,291)

11.	Employee Stock Benefit Plans

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Cost of net revenue — service, support and subscription	$1,503	$831
Cost of net revenue — product	383	340

Stock-based compensation expense included in cost of net revenue	1,886	1,171
Research and development	7,748	6,850
Sales and marketing	12,306	9,763
General and administrative	7,368	6,251

Stock-based compensation expense included in operating costs	27,422	22,864

Total stock-based compensation expense	29,308	24,035
Deferred tax benefit	(8,600)	(7,080)

Total stock-based compensation expense, net of tax	$20,708	$16,955

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At March 31, 2010, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $172.4 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.2 years. This amount does not reflect stock-based compensation expense relating to 0.5 million PSUs for which the performance criteria had not been set as of March 31, 2010.

12.	Income Taxes

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

Our consolidated provision for income taxes for the three months ended March 31, 2010 and 2009 was $14.5 million and $0.6 million, respectively, reflecting an effective tax rate of 28% and 1%, respectively. The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended March 31, 2009 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions, as well as tax benefits recognized in the first quarter as a result of statute expirations in various jurisdictions.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the holiday period to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of March 31, 2010.

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Accounting guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $19.0 million to $25.1 million as audits close and statutes expire.

We are presently under audit in many jurisdictions, including notably the United States, California, Germany and Japan. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. We cannot reasonably determine if these examinations will have a material impact on our financial statements. Further, we cannot predict the timing regarding the resolution of any tax examinations. In January 2009 we concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year resulting in a tax benefit of approximately $2.2 million. In addition, in the first quarter of 2009, the statute of limitations related to various domestic and foreign jurisdictions expired, resulting in a tax benefit of approximately $9.1 million.

13.	Net Income Per Share

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

	Three Months Ended
	March 31,
	2010	2009

Numerator — basic and diluted net income	$37,576	$53,456

Denominator — basic
Basic weighted-average common stock outstanding	157,738	153,721

Denominator — diluted
Basic weighted-average common stock outstanding	157,738	153,721
Effect of dilutive securities:
Options, RSUs, RSAs, PSUs and ESPP grants(1)	2,829	2,448

Diluted weighted-average shares	160,567	156,169

Net income per share — basic	$0.24	$0.35

Net income per share — diluted	$0.23	$0.34

(1)	In the three months ended March 31, 2010 and 2009, 4.5 million and 6.6 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.2 million and 1.1 million PSUs for the three months ended March 31, 2010 and 2009, respectively, as they are contingently issuable shares.

14.	Business Segment Information

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

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net revenue by region:
North America	$284,197	$254,442
EMEA	137,548	120,619
Japan	36,435	35,509
APAC	25,160	20,603
Latin America	19,405	16,536

Net revenue	$502,745	$447,709

Income from operations by region:
North America	$216,296	$189,234
EMEA	103,452	92,862
Japan	27,182	27,271
APAC	15,301	13,590
Latin America	14,063	12,457
Corporate and other	(324,740)	(283,644)

Income from operations	$51,554	$51,770

Corporate and other includes research and development expenses, cost of net revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation expense, amortization of purchased technology and other intangibles and restructuring charges. These expenses are either not attributable to any specific geographic region or are not included in the segment measure of profit and loss reviewed by our chief operating decision maker. Additionally, operating income by region, excluding corporate and other, reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for consolidated GAAP operating income and are reflected as period expense in the operating income above. The difference between income from operations and income before taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

15.	Litigation

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

In the three months ended March 31, 2009, we recorded a benefit of $6.5 million related to reimbursements from insurance for legal fees we incurred related to cost of defense incurred in connection with our stock option investigation that commenced in May 2006. This benefit is reflected in the general and administrative line on our condensed consolidated statements of income and comprehensive income.

Open Cases

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of March 31, 2010, we had accrued aggregate liabilities of approximately $38.2 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

In June 2006, Finjan Software, Ltd. (“Finjan”) filed a complaint in the United States District Court for the District of Delaware against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure Computing from infringing the asserted claims of the Finjan patents. We have accrued the amended jury damages. We have appealed and will vigorously challenge the verdict and post-trial rulings.

We have other patent infringement cases pending against us that we intend to vigorously defend.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

16.	Subsequent Events

On April 21, 2010, we released a faulty signature file update that caused some of our customers’ computers to be rendered inoperable or significantly impaired. We are assisting our customers to resolve their computer problems and taking steps to ensure that a similar problem will not reoccur. We anticipate that our consolidated financial position, results of operations and cash flows will be negatively impacted as a result of this file update.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Report on Form 10-Q and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from licenses under subscription arrangements and (ii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In the three months ended March 31, 2010, service, support and subscription revenue accounted for 90% of net revenue and product revenue accounted for 10% of net revenue.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Five of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income, net income, net cash provided by operating activities and deferred revenue. In addition, our management considers certain “non-GAAP” metrics (derived by adjusting operating income and net income for certain items) when evaluating our ongoing performance and/or predicting our earnings trends. These items include stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, investigation-related and other costs, marketable securities (accretion) impairment, GAAP income taxes and certain other items. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended March 31, 2010 grew by $55.0 million, or 12%, to $502.7 million from $447.7 million in the three months ended March 31, 2009. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2009 acquisitions contributed $11.3 million in the three months ended March 31, 2010. Changes in the U.S. Dollar compared to foreign currencies positively impacted our revenue growth by $10.8 million in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

Operating Income.  Operating income decreased $0.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as the increase in costs of net revenue and operating costs slightly exceeded the increase in net revenue. The increase in expenses included: (i) a $10.7 million increase in restructuring charges due to vacating five facilities and realigning our staffing across all departments, (ii) a $9.1 million increase in salaries and benefits due to increases in headcount, (iii) a $5.3 million increase in stock-based compensation expense primarily due to increased grants of RSUs and PSUs and (iv) increases in costs of revenues primarily related to infrastructure costs and costs related to our online subscription arrangements.

The $13.1 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted from a $55.0 million increase in net revenue that exceeded (i) the $17.7 million increase in non-GAAP costs of net revenue and (ii) the $24.2 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and an increase in overall expenses due to the U.S. Dollar weakening against both the Euro and the Yen on an average quarterly exchange basis. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

On April 21, 2010, we released a faulty signature file update that caused some of our customers’ computers to be rendered inoperable or significantly impaired. We are assisting our customers to resolve their computer problems and taking steps to ensure that a similar problem will not reoccur. We anticipate that our consolidated financial position, results of operations and cash flows will be negatively impacted as a result of this file update.

Net Income.  The $15.9 million decrease in net income in the three months ended March 31, 2010 compared to three months ended March 31, 2009 was primarily attributable to an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below.

The $7.8 million increase in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted from the increase in non-GAAP operating income described above, offset by using a 24% non-GAAP effective tax rate to calculate non-GAAP net income in both periods. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net cash provided by operating activities.  The $11.3 million increase in net cash provided by operating activities in the three months ended March 31, 2010 compared to three months ended March 31, 2009 was primarily attributable to management’s continued focus on operating cash flows. The decrease in net income of $15.9 million was offset by a $15.8 million increase in non-cash adjustments to net income, which included a $9.7 million increase in non-cash restructuring charges and a $5.3 million increase in non-cash stock-based compensation expense, and a $11.4 million increase in operating cash flows from working capital, primarily driven by changes in our accrued taxes and other liabilities. During the three months ended March 31, 2010 the change in accrued compensation and benefits and other liabilities was a $11.4 million decrease compared to an $80.3 million decrease in the three months ended

March 31, 2009. The $80.3 million decrease in 2009 was primarily related to payments of our derivative lawsuit settlement, taxes and commissions. See “Liquidity and Capital Resources” below. As a result of our release of a faulty signature file on April 21, 2010, we anticipate that our consolidated cash flows will be negatively impacted.

Deferred Revenue.  Our deferred revenue balance at March 31, 2010 decreased 2% to $1,378.5 million, compared to $1,407.5 million at December 31, 2009. Our deferred revenue decreased primarily due the negative impact of the U.S dollar strengthening against the Euro and, to a lesser extent, the Japanese Yen during the three months ended March 31, 2010. Excluding the impact of changes in exchange rates, our deferred revenue increased $5.5 million as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up-front payments for maintenance and subscriptions, but we recognize revenue over the service or subscription term. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during both 2010 and 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In 2009, we acquired MX Logic, for $163.1 million and Solidcore for $40.5 million. We expect that the 2009 acquisitions of MX Logic and Solidcore will have a dilutive impact on net income for the remainder of 2010, primarily due to the amortization of intangibles. We expect that the 2009 acquisitions of MX Logic and Solidcore will have a slightly accretive impact for the remainder of 2010 when adjusting net income for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below for such items excluded by management.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $36.5 million, or 13%, to $312.5 million during the three months ended March 31, 2010 from $276.0 million in the three months ended March 31, 2009. The year-over-year increase in revenue was due to a $33.6 million increase in revenue from our network security solutions due to increased revenue from our Secure acquisition and new revenue from our MX Logic acquisition. These increases were offset in part by slight decreases in revenue from our risk and compliance solutions and service solutions. In 2009, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. During 2009, we also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach, which bundles multiple products and services into suite offerings. This positively impacted revenue and deferred revenue and should continue to positively impact revenue in future periods.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $18.5 million, or 11%, to $190.2 million in the three months ended March 31, 2010 from $171.7 million in the three months ended March 31, 2009. The increase in revenue from our consumer market in the three months ended March 31, 2010 was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

Foreign Exchange Fluctuations.  The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues may be positively impacted. During the three months ended March 31, 2010, on an average quarterly exchange basis, the U.S. Dollar weakened against both the Euro and the Yen compared to the three months ended March 31, 2009. Overall, the U.S. Dollar weakening against the Euro had the most significant impact to our financial statements and this has resulted in an increase in the revenue and expense amounts in certain foreign countries in our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The recent volatility in the European capital markets has caused the U.S. Dollar to strengthen against the Euro. If this continues, our revenues and operating income may be negatively impacted.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Management’s discussion and analysis of results of operations has been revised for the effects of correcting previously reported components of net revenue discussed in the reclassification disclosure within Note 2 to our condensed consolidated financial statements in Part I, Item 1.

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Net revenue:
Service, support and subscription	$452,864	$410,345	$42,519	10%
Product	49,881	37,364	12,517	34

Total net revenue	$502,745	$447,709	$55,036	12%

Net revenue by geography:
North America	$284,197	$254,442	$29,755	12%
EMEA	137,548	120,619	16,929	14
Japan	36,435	35,509	926	3
APAC	25,160	20,603	4,557	22
Latin America	19,405	16,536	2,869	17

Total net revenue	$502,745	$447,709	$55,036	12%

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

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 43% of net revenue in both the three months ended March 31, 2010 and 2009. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue.

The increase in net revenue in North America during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily related to (i) a $25.3 million increase in corporate revenue and (ii) a $4.4 million increase in consumer revenue. The increase in corporate revenue was due to a $26.0 million increase in revenue from our network security offerings due to increased revenue from our Secure acquisition and new revenue from our MX Logic acquisition. The increase in revenue from our consumer market in the three months ended March 31, 2010 was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Dell, Sony Computer, and Toshiba.

The increase in net revenue in EMEA during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was attributable to revenue growth from both our consumer and corporate offerings and the positive impact of the U.S. Dollar weakening against the Euro on an average exchange basis for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Corporate revenue increased $10.0 million due to increased revenue from our network security offerings. Consumer revenue increased $6.9 million due to an increase in our customer base. Included in the increased corporate and consumer revenue is a positive foreign exchange impact of approximately $10.0 million in the three months ended March 31, 2010 compared to March 31, 2009.

Our Japan, APAC and Latin America operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. Net revenue in Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $0.7 million contribution to Japan net revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, respectively. The increase in net revenue from Japan, APAC and Latin America during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to increased revenue from our consumer offerings in all three geographic regions and increased revenue from our corporate offerings in both APAC and Latin America.

Service, Support and Subscription Revenue

The increase in service, support and subscription revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was attributable to (i) an increase in sales of support and subscription renewals to existing and new customers, (ii) amortization of previously deferred revenue from support arrangements, (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Dell, Sony Computer and Toshiba, (iv) increases in revenue from our McAfee Total Protection Service for small and mid-market businesses and (v) increases in royalties from sales by our strategic channel partners. Revenue from consulting increased due to growth in integration and implementation services.

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

Product Revenue

The increase in product revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was attributable to (i) increased revenue from our Secure Computing acquisition, (ii) increased revenue from our network security solutions that have a higher hardware content and, therefore, more upfront revenue realization and (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Cost of net revenue:
Service, support and subscription	$88,155	$72,728	$15,427	21%
Product	23,927	20,934	2,993	14
Amortization of purchased technology	20,493	19,394	1,099	6

Total cost of net revenue	$132,575	$113,056	$19,519	17%

Components of Gross margin:
Service, support and subscription	$364,709	$337,617
Product	25,954	16,430
Amortization of purchased technology	(20,493)	(19,394)

Total gross margin	$370,170	$334,653

Total gross margin percentage	74%	75%

Cost of Service, Support and Subscription Revenue

Cost of service, support and subscription revenue consists primarily of costs related to the sale of online subscription arrangements and the costs of providing customer support, training, and consulting services which include salaries, benefits, and stock-based compensation for employees and fees related to professional service subcontractors. The costs related to the sale of online subscription arrangements include revenue-share arrangements and royalties paid to our strategic partners as well as the costs of media, manuals and packaging related to our subscription-based product offerings. The cost of service, support and subscription revenue increased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to increased infrastructure costs and increased costs related to our online subscription arrangements. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue for the three months ended March 31, 2010 increased slightly compared to the same period in 2009 primarily due to increased infrastructure costs.

We anticipate the cost of service, support and subscription revenue will increase in absolute dollars driven primarily by (i) increased demand for our subscription-based products with associated revenue-sharing costs, (ii) increased costs attributable to providing customer and technical support to existing and new customers, (iii) increased infrastructure costs and (iv ) additional growth in our consulting services, which provide end users with product design, user training and deployment support.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue increased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to increased transactions associated with our network security solutions. The cost of product revenue as a percentage of product revenue for the three months ended March 31, 2010 decreased as a percentage of product revenue compared to the same period in 2009 primarily due to an increase in both the number and size of higher margin corporate transactions sold to customers through a solution selling approach.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to our acquisition of Solidcore in June 2009 and MX Logic in September 2009, offset by purchased technology that became fully amortized during 2009. Amortization for the purchased technology related to Solidcore and MX Logic was $2.5 million in the three months ended March 31, 2010.

Assuming no new acquisitions, we expect amortization of purchased technology will decrease slightly in absolute dollars during the remainder of 2010 as a result of certain purchased technology becoming fully amortized during 2010.

Gross Margin

The slight decrease in our gross margin in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due primarily to (i) our product mix, (ii) the increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue and (iii) a slight increase in amortization of purchased technology related to acquisitions made during 2009. Gross margin may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include options, RSUs, RSAs, PSUs and ESPP grants.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Stock-based compensation expense	$29,308	$24,035	$5,273	22%

The $5.3 million increase in stock-based compensation expense during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to (i) a $3.2 million increase in expense relating to increased grants of RSUs and PSUs and (ii) a $1.8 million increase in expense related to options. See Note 11 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended
	March 31		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Research and development(1)	$84,124	$78,904	$5,220	7%
Percentage of net revenue	17%	18%

(1)	Includes stock-based compensation expense of $7.7 million and $6.9 million in the three months ended March 31, 2010 and 2009, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to (i) a $1.9 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount, (ii) a $1.4 million increase in the use of third-party contractors for research and development activities, (iii) a $0.8 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with research and development activities. The overall increase in research and development expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 included a net increase of $1.7 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against foreign currencies.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2010 when compared to the same prior-year periods.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Sales and marketing(1)	$166,245	$148,764	$17,481	12%
Percentage of net revenue	33%	33%

(1)	Includes stock-based compensation expense of $12.3 million and $9.8 million in the three months ended March 31, 2010 and 2009, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions. The increase in sales and marketing expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflected (i) a $9.2 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount and increased commissions, (ii) a $2.5 million increase in stock-based compensation expense, (iii) a $1.6 million increase related to agreements with certain PC OEM partners and (iv) increases in various other expenses associated with sales and marketing activities. The increase in sales and marketing expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 included a net increase of $6.1 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against foreign currencies.

We anticipate that sales and marketing expenses will increase in absolute dollars during the remainder of 2010 when compared to the same prior year periods primarily due to agreements with our strategic partners, primarily our PC OEM partners, where we have seen growth in volume and an increase in the number of partner agreements, our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

General and administrative(1)	$44,851	$40,160	$4,691	12%
Percentage of net revenue	9%	9%

(1)	Includes stock-based compensation expense of $7.4 million and $6.3 million in the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflected changes in legal expense and increased stock-based compensation expense, offset by decreases in various other expenses associated with general and administrative activities, including decreased professional fees and decreased salary and benefit expense for individuals performing general corporate activities. Our legal expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were flat, however, in the three months ended March 31, 2009, we received a $6.5 million reimbursement from an insurance carrier for legal fees incurred related to the cost of defense in connection with our investigation of historical stock option granting practices that concluded in 2007.

We anticipate that general and administrative expenses will increase in absolute dollars during the remainder of 2010 when compared to the same prior-year periods.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Amortization of intangibles	$7,642	$9,995	$(2,353)	(24)%

Intangibles consist primarily of customer-related intangible assets. The decrease in amortization of intangibles during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to (i) decreased amortization of Secure Computing’s customer-related intangible assets that are being amortized using an accelerated method and (ii) certain intangibles acquired in previous acquisitions becoming fully amortized in the fourth quarter of 2009, offset by the acquisitions of Solidcore in June 2009 and MX Logic in September 2009, in which we acquired $38.0 million of customer-related intangible assets.

Assuming no new acquisitions, we expect amortization of intangibles will be flat or decrease slightly in absolute dollars during the remainder of 2010 as a result of certain intangibles acquired in previous acquisitions becoming fully amortized during 2010.

Restructuring Charges

Restructuring charges in the three months ended March 31, 2010 totaled $15.8 million, of which $11.3 million related to five facilities that were vacated and $4.4 million related to the realignment of staffing across all departments in the first quarter of 2010.

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

We anticipate that we will have additional restructuring charges during the remainder of 2010.

Interest and Other Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other income, net:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Interest and other income, net	$570	$2,811	$(2,241)	(80)%

Interest and other income, net includes interest earned on investments and interest expense related to our credit facility, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest and other income, net in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to net foreign currency transaction losses of $0.7 million in the three months ended March 31, 2010 compared to a gain of $1.3 million during the three months ended March 31, 2009.

We anticipate that interest and other income, net will decrease during the remainder of 2010 as a result of lower cash balances due to our stock repurchase program and acquisitions, the declining interest rate environment, our shifting a large percentage of our investment portfolio to shorter-term and U.S. government and FDIC guaranteed investments, which have a lower yield, and higher costs on our revised credit facility.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended
	March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in thousands)

Provision for income taxes	$14,507	$581	$13,926	*
Effective tax rate	28%	1%

*	Calculation not meaningful

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

The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The increase in the effective tax rate for the three months ended March 31, 2010 as compared to the prior period is primarily due to the tax impact of a shift in jurisdictional earnings and the tax benefits recognized in the first quarter 2009 that did not recur in the first quarter 2010. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as tax benefits recognized in the first quarter as a result of statute expirations in various jurisdictions.

Our future tax rates could be adversely affected if pretax earnings are proportionally less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations. We cannot reasonably estimate the impact to our future effective tax rates for possible changes in earnings or tax laws and regulations. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007, in Germany for the years 2002 to 2007, and in Japan for years 2007 to 2009. We cannot reasonably determine if these examinations will have a material impact on our financial statements.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures.  Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these measures and the material limitation of these measures, see items (1) — (9) below.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)

Operating income:
GAAP operating income	$51,554	$51,770
Stock-based compensation expense(1)	29,308	24,035
Amortization of purchased technology(2)	20,493	19,394
Restructuring charges(3)	15,754	5,060
Amortization of intangibles(2)	7,642	9,995
Acquisition-related costs(4)	2,000	3,276
Loss on sale/disposal of assets and technology(5)	8	59
Investigation-related and other costs(6)	—	46

Non-GAAP operating income	$126,759	$113,635

Net income:
GAAP net income	$37,576	$53,456
Stock-based compensation expense(1)	29,308	24,035
Amortization of purchased technology(2)	20,493	19,394
Restructuring charges(3)	15,754	5,060
Amortization of intangibles(2)	7,642	9,995
Acquisition-related costs(4)	2,000	3,276
Loss on sale/disposal of assets and technology(5)	8	59
Investigation-related and other costs(6)	—	46
Marketable securities (accretion) impairment(7)	(428)	710
Provision for income taxes(8)	14,507	581

Non-GAAP income before provision for income taxes	126,860	116,612
Non-GAAP provision for income taxes(9)	30,446	27,987

Non-GAAP net income	$96,414	$88,625

Net income per share — diluted *:
GAAP net income per share — diluted	$0.23	$0.34
Stock-based compensation expense per share(1)	0.18	0.15
Other adjustments per share(2-9)	0.18	0.07

Non-GAAP net income per share — diluted*	$0.60	$0.57

Shares used to compute non-GAAP net income per share — diluted	160,567	156,169

*	Non-GAAP net income per share is computed independently for each period presented. The sum of GAAP net income per share and non-GAAP adjustments may not equal non-GAAP net income per share due to rounding differences.

The non-GAAP financial measures are non-GAAP operating income, non-GAAP net income and non-GAAP net income per share — diluted, which adjust for the following items: stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, investigation-related and other costs, marketable securities (accretion) impairment, income taxes and certain other items discussed below. We believe that the presentation of these non-GAAP financial measures is useful to investors, and such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees and outside directors including stock options, restricted stock awards and units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expense on our operating results.

(2)	Amortization of purchased technology and intangibles are non-cash charges that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(3)	Restructuring charges include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy, such as acquisitions or divestitures. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually evaluated, which may increase or reduce the charges in a specific period. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures.

(4)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transactions fees, due diligence costs, acquisition retention bonuses and severance, fair value adjustments related to contingent consideration, amounts or recoveries subject to escrow provisions, and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(5)	Loss on sale/disposal of assets and technology relate to the sale or disposal of our assets. These losses or gains can vary significantly in size and amount. Our management excludes these losses or gains when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures. In addition, in periods where we realize gains or incur losses on the sale of assets and/or technology, we believe it is useful to investors to highlight the specific impact of these amounts on our operating results.

(6)	Investigation-related and other costs are charges related to discrete and unusual events where we have incurred significant costs which, in our view, are not incurred in the ordinary course of operations. Recent examples of such charges include legal expenses related to the special committee investigation into our past stock option granting practices which was completed in December 2007. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of these charges on our operating results.

(7)	Marketable securities (accretion) impairment includes “other than temporary” declines in the fair value of our available-for-sale securities and subsequent recoveries of these losses. Our management excludes these losses/income when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these losses/income when presenting non-GAAP financial measures.

(8)	Provision for income taxes is our GAAP provision that must be added back to GAAP net income to reconcile to non-GAAP income before taxes.

(9)	Non-GAAP provision for income taxes reflects a 24% non-GAAP effective tax rate in 2010 and 2009 which is used by our management to calculate non-GAAP net income. Management believes that the 24% effective tax rate is reflective of a long-term normalized tax rate under the global McAfee legal entity and operating structure as of the respective period end.

Non-GAAP Operating Income

The $13.1 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted from a $55.0 million increase in net revenue that exceeded (i) the $17.7 million increase in non-GAAP costs of net revenue and (ii) the $24.2 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and an increase in overall expenses due to the U.S. Dollar weakening against both the Euro and the Yen on an average quarterly exchange basis.

Non-GAAP Net Income

The $7.8 million increase in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted from the increase in non-GAAP operating income described above, offset by using a 24% non-GAAP effective tax rate to calculate non-GAAP net income in both periods.

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

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$157,261	$145,976
Net cash used in investing activities	(12,396)	(119,977)
Net cash (used in) provided by financing activities	(165,953)	95,494

Overview

At March 31, 2010, our cash, cash equivalents and marketable securities totaled $901.5 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $852.6 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, acquisitions, and purchases of marketable securities.

During the three months ended March 31, 2010, we had net income of $37.6 million and we received $9.4 million from proceeds from the issuance of common stock under our employee stock benefit plans. In addition, we used $169.8 million for repurchases of our common stock and $17.5 million for purchases of property and equipment. Of the $169.8 million used for stock repurchases, $150.0 million was used for share repurchases in the open market and $19.8 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

During the three months ended March 31, 2009, we had proceeds of $100.0 million from the draw down under an unsecured term loan, net income of $53.5 million and $7.8 million from proceeds from the issuance of common stock under our employee stock benefit plans. We used $16.5 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares, $11.0 million for purchases of property and equipment and $2.5 million for the acquisition of Endeavor.

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

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009 and paid the principal and accrued interest on our term loan in December 2009. We had no amounts outstanding under the Credit Facility as of March 31, 2010 and December 31, 2009.

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

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2010 and 2009 was primarily the result of our net income of $37.6 million and $53.5 million, respectively, net of non-cash related expenses. During the three months ended March 2010, our primary working capital sources were decreased accounts receivable due to significant cash collections in the first quarter of the year associated with a higher accounts receivable balance at December 31, 2009. Our primary working capital uses of cash was increased prepaid expenses, deferred costs of revenue and other assets primarily attributable to prepayments to our partners. The amounts for changes in assets and liabilities presented in the condensed consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

During the three months ended March 31, 2009, our primary working capital source was decreased accounts receivable primarily due to significant cash collections in the first quarter of the year due to a higher accounts receivable balance at December 31, 2008. Working capital uses of cash included decreased accrued taxes and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2010 and December 31, 2009, $624.5 million and $580.6 million, respectively, were held outside the United States. We utilize a variety of operational and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. In the first three months of 2010, we entered into lease agreements for a new corporate headquarters facility, which expire in 2020, for approximately $49 million. In addition, in April 2010, we entered into an additional distribution-related agreement for approximately $39 million, which expires in 2011. These commitments were in the ordinary course of our business and we expect to meet these and other obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 15 to the condensed consolidated financial statements.

Investing Activities

Net cash used in investing activities was $12.4 million in the three months ended March 31, 2010 compared to $120.0 million in the three months ended March 31, 2009. In the three months ended March 31, 2010, we had net proceeds from marketable securities totaling $3.6 million compared to net purchases of marketable securities totaling $106.5 million in the three months ended March 31, 2009.

We had no acquisitions in the three months ended March 31, 2010. In the three months ended March 31, 2009, we paid $2.5 million, net of cash acquired, to purchase Endeavor.

Our cash used for purchases of property and equipment increased to $17.5 million for the three months ended March 31, 2010 compared to $11.0 million in the three months ended March 31, 2009. The property and equipment purchased during the three months ended March 31, 2010 was primarily for purchases of computers, equipment and software. The property and equipment purchased during the three months ended March 31, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices.

For the remainder of 2010, we expect to continue to have slight increases in capital expenditures compared to the prior year.

Financing Activities

Net cash used in financing activities was $166.0 million in the three months ended March 31, 2010 compared to net cash provided by financing activities of $95.5 million in the three months ended March 31, 2009.

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the three months ended March 31, 2010, we used $150.0 million to repurchase approximately 3.7 million shares of our common stock in the open market, including commissions paid on these transactions. We had no repurchases of our common stock in the open market during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, we used $19.8 million and $16.5 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs,

RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our employee stock benefit plans. In the three months ended March 31, 2010, we received proceeds of $9.4 million compared to $7.8 million in the three months ended March 31, 2009 from issuance of stock under such plans. In addition, during the three months ended March 31, 2009, cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility.

While we expect to continue to receive proceeds from our employee stock benefit plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards granted to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of March 31, 2010 and December 31, 2009.

The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the Credit Facility) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the Credit Facility) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the Credit Facility). At December 31, 2009, we had $1.5 million of restricted cash deposited at one of our lenders. The $1.5 million deposit was released in the three months ended March 31, 2010 when we amended the Credit Facility. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009. No balances were outstanding under the Credit Facility as of March 31, 2010 or December 31, 2009. At March 31, 2010 and December 31, 2009, we were in compliance with all covenants in the Credit Facility.

The credit facility terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At March 31, 2010 and December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

In addition, we have a 14.0 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of March 31, 2010 and December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2010, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2010, our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 15 to our condensed consolidated financial statements included in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

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

National and global economies and financial markets have experienced a prolonged downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries have been experiencing slowed or receding economic growth and disruptions in the financial markets. These conditions have been heightened recently by increased volatility in the European capital markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, periods of heightened volatility in the capital markets, periods of high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, lower renewal rates, and increased price competition. These results may persist even if certain economic conditions improve. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

False alarms or false positives.  Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms or false positives, while typical in the security industry, can damage or impair the affected computers or network, for example causing the affected computers or network to slow or even shut down, which may have adverse economic consequences to our customers. Our license agreements typically contain provisions, such as disclaimers of warranty and limitations of liability, which seek to limit our exposure to potential product liability claims. However, these provisions may not be enforceable on statutory, public policy or other grounds. In addition, these false alarms or false positives could impair the perceived reliability of our products and could therefore adversely impact market acceptance of our products. Damage to our reputation or product liability or related claims brought against us could materially adversely affect our sales or subject us to significant liabilities, including litigation damages. On April 21, 2010, we released a faulty signature file that caused some of our customers’ computers to be rendered inoperable or significantly impaired. We may be subject to litigation claiming damages related to a false alarm or false positive. We anticipate that our consolidated financial position, results of operations and cash flow will be negatively impacted as a result of this file update.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” of our annual report on Form 10-K for the fiscal year ended December 31, 2009. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM and Google. Large vendors of hardware or operating system software increasingly incorporate system and network security functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. Some of our competitors have longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

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

Potential goodwill, intangible asset and purchased technology impairment.  We perform an impairment analysis on our goodwill balances on an annual basis or whenever events occur that may indicate impairment. If the fair value of a reporting unit is less than the carrying amount, then we must write down goodwill to its estimated fair value. We perform an impairment analysis on our intangible assets and purchased technologies whenever events occur that may indicate impairment. If the undiscounted cash flows expected to be derived from the intangible asset or purchased technology are less than its carrying amount, then we must write down the intangible asset or purchased technology to its estimated fair value. We cannot be certain that a future downturn in our business, changes in market conditions or a long-term decline in the quoted market price of our stock will not result in an impairment of goodwill, intangible assets or purchased technologies and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in both the three months ended March 31, 2010 and March 31, 2009. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During the three months ended March 31, 2010, we recorded net foreign currency transaction losses of $0.7 million. During the three months ended March 31, 2009, we recorded net foreign currency transaction gains of $1.3 million. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end. The risk associated with fluctuation in foreign currency exchange rates may be heightened due to the recent volatility in the European capital markets.

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

We sell substantially all of our products through third-party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners (referred to collectively as distributors). Reliance on third parties for distribution exposes us to a variety of risks, some of which are described below, which could have a material adverse impact on our business and financial results.

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

A significant portion of our revenue is derived from sales through our OEM partners that bundle our products with their products. Our reliance on this sales channel is significantly affected by our partners’ sales of new products into which our products are bundled. Our revenue from sales through our OEM partners is affected by the number of personal computers on which our products are bundled and the rate at which consumers purchase or subscribe for the bundled products. Adverse developments in global economic conditions, competitive risks and other factors may adversely affect personal computer sales and could adversely affect our sales and financial results. In addition, decreases in the rate at which consumers purchase or subscribe for our bundled products would adversely affect our sales and financial results. For example, if our PC OEM partners begin selling a greater percentage of netbooks and the conversion rate on netbooks is lower than the conversion rate on laptops, our sales would be adversely affected.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 36% and 35% of our net revenue in the three months ended March 31, 2010 and March 31, 2009, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $6.2 million as of March 31, 2010. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions and actions resulting from the use of earn-outs, purchase price escrow holdbacks and other similar arrangements. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 15 to the condensed consolidated financial statements for additional information with respect to certain currently pending legal matters.

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

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, changes in foreign exchange rates for the Japanese Yen and the Euro (which may be more volatile due to the recent volatility in the European capital markets), international sales become a greater percentage of our total sales, repurchases under our stock repurchase program, expenses related to our acquisition and disposition activities, arrangements with minimum contractual commitments including royalty and distribution-related agreements, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain extraordinary events such as restructurings, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, impairment of goodwill, intangible assets or purchased technologies and changes in GAAP, such as increased use of fair value measures, new guidance relating to GAAP, such as the guidance issued by the Financial Accounting Standards Board in October 2009 on software revenue recognition and on revenue arrangements with multiple deliverables, changes in tax laws and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”).

Material weaknesses in our internal control and financial reporting environment may impact the accuracy, completeness and timeliness of our external financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures that could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors that in turn could require us to restate our operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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

Risk of hardware obsolescence and excess inventory with third party manufacturing relationships.  Hardware-based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete hardware inventory. In addition, to the extent that our third-party manufacturers upgrade or otherwise alter their manufacturing processes, our hardware-based products could face supply constraints or risks associated with the transition of hardware-based products to new platforms. This could increase the risk of losses or other charges associated with obsolete inventory. We determine the quantities of our products that our third-party manufacturers produce and we base these orders upon our expected demand for our products. Although we order products as close in time to the actual demand as we can, if actual demand is not what we project, we may accumulate excess inventory, which may adversely affect our financial results.

Our global operations may expose us to tax risk.

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. We are presently under examination in many jurisdictions, including notably the U.S., California, Germany and Japan. An adverse outcome in one or more of these ongoing examinations, or in any future examinations that may occur, could have a significant negative impact on our cash position and net income. Although we have established reserves for these examination contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

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

Due to our high profile in the network and system protection market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various web sites. For example, we have seen the spread of viruses, or worms, which intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of web sites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the web site to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our own computer systems. In addition, since we do not control disk duplication by distributors or our independent agents, media containing our software may be infected with viruses.

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

Historically, investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. These conditions have been heightened recently by increased volatility in the European capital markets. During these challenging markets, we are investing new cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government guaranteed investments. We do not hold any auction rate securities or structured investment vehicles. The underlying collateral for certain of our mortgage-backed and asset-backed securities is comprised of some sub-prime mortgages, as well as prime and Alt-A mortgages.

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

During 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value and the expected recoverability of certain securities, which could change our judgment regarding impairment. This could result in realized losses being charged against future income. Given the current market conditions involved, there is continuing risk additional impairments may be charged to income in future periods.

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

During 2009 and through April 30, 2010, our stock price was highly volatile, ranging from a high of $45.68 to a low of $26.65. On April 30, 2010, our stock’s closing price was $34.75. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Common Stock Repurchases

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the three months ended March 31, 2010, we repurchased approximately 3.7 million shares of our common stock in the open market for approximately $150.0 million.

The table below sets forth all repurchases by us of our common stock during the three months ended March 31, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

January 1, 2010 through January 31, 2010	4	$38.37	—	$500,000
February 1, 2010 through February 28, 2010	1,568	39.73	1,093	456,426
March 1, 2010 through March 31, 2010	2,626	40.87	2,604	350,000

Total	4,198	$40.44	3,697

During the three months ended March 31, 2010 and 2009, we repurchased approximately 0.5 million and 0.6 million shares, respectively, of our common stock for approximately $19.8 million and $16.5 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

McAfee Inc.

/s/  Albert A. “Rocky” Pimentel
Albert A. “Rocky” Pimentel
Chief Financial Officer and Chief Operating Officer

May 7, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	First Amendment to Credit Agreement, dated February 10, 2010, by and among the Registrant, McAfee Ireland Holdings Limited, the subsidiaries of the Registrant party thereto as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	001-31216	10.1	February 17, 2010
10.2	Form of Change of Control and Retention Agreement (Mr. DeWalt and Tier 2 Executives)	8-K	001-31216	10.1	February 22, 2010
31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from McAfee, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X