Form 10-Q
period 2010-06-30
McAfee, Inc.
filed 2010-08-06
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 30, 2010, 151,933,086 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q
June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$679,544	$677,137
Short-term marketable securities	108,849	215,894
Accounts receivable, net	244,333	294,315
Deferred income taxes	277,785	312,080
Prepaid expenses and deferred costs of revenue	248,380	228,102
Other current assets	27,943	35,789

Total current assets	1,586,834	1,763,317
Long-term marketable securities	15,929	57,137
Property and equipment, net	129,768	133,016
Deferred income taxes	329,101	292,657
Intangible assets, net	236,187	292,583
Goodwill	1,281,872	1,284,574
Other assets	158,684	139,902

Total assets	$3,738,375	$3,963,186

LIABILITIES
Current liabilities:
Accounts payable	$44,121	$55,104
Accrued compensation and benefits	98,188	108,332
Other accrued liabilities	231,544	203,967
Deferred revenue	1,039,296	1,068,682

Total current liabilities	1,413,149	1,436,085
Deferred revenue, less current portion	327,162	338,791
Accrued taxes and other long-term liabilities	64,264	70,772

Total liabilities	1,804,575	1,845,648

Commitments and contingencies (Notes 8, 9 and 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2010 and 2009	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 189,231,381 shares at June 30, 2010 and 186,700,719 shares at December 31, 2009
Outstanding: 151,902,332 shares at June 30, 2010 and 158,286,352 shares at December 31, 2009	1,893	1,868
Treasury stock, at cost: 37,329,049 shares at June 30, 2010 and 28,414,367 shares at December 31, 2009	(1,167,084)	(845,118)
Additional paid-in capital	2,336,463	2,251,916
Accumulated other comprehensive loss	(26,615)	(3,291)
Retained earnings	789,143	712,163

Total stockholders’ equity	1,933,800	2,117,538

Total liabilities and stockholders’ equity	$3,738,375	$3,963,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Net revenue:
Service, support and subscription	$445,535	$425,107	$898,399	$835,452
Product	43,704	43,579	93,585	80,943

Total net revenue	489,239	468,686	991,984	916,395
Cost of net revenue:
Service, support and subscription	87,295	75,675	175,450	148,403
Product	23,161	21,108	47,088	42,042
Amortization of purchased technology	20,345	18,439	40,838	37,833

Total cost of net revenue	130,801	115,222	263,376	228,278
Operating costs:
Research and development	82,403	79,255	166,527	158,159
Sales and marketing	155,471	160,824	321,716	309,588
General and administrative	48,844	43,251	93,695	83,411
Amortization of intangibles	7,503	10,113	15,145	20,108
Restructuring charges	9,127	4,145	24,881	9,205

Total operating costs	303,348	297,588	621,964	580,471

Income from operations	55,090	55,876	106,644	107,646
Interest and other (expense) income, net	(56)	(857)	514	1,954
Impairment of marketable securities	—	—	—	(710)
Gain on sale of investments, net	178	60	137	226

Income before provision for income taxes	55,212	55,079	107,295	109,116
Provision for income taxes	15,808	26,426	30,315	27,007

Net income	$39,404	$28,653	$76,980	$82,109

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	$(225)	$2,036	$315	$1,762
Foreign currency translation (loss) gain	(12,764)	15,234	(23,639)	8,516

Comprehensive income	$26,415	$45,923	$53,656	$92,387

Net income per share — basic	$0.26	$0.18	$0.49	$0.53

Net income per share — diluted	$0.25	$0.18	$0.49	$0.52

Shares used in per share calculation — basic	154,456	155,763	156,088	154,748

Shares used in per share calculation — diluted	156,151	158,336	158,347	157,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$76,980	$82,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,958	83,083
Stock-based compensation expense	55,897	49,057
Excess tax benefits from stock-based awards	(4,314)	(8,444)
Deferred income taxes	9,730	11,590
Non-cash restructuring charge	19,076	1,589
Impairment of marketable securities	—	710
Other non-cash items	2,367	2,594
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	31,910	55,237
Prepaid expenses, deferred costs of revenue and other assets	(18,434)	(65,868)
Accounts payable	(9,457)	18,262
Accrued compensation and benefits and other liabilities	3,167	(48,053)
Deferred revenue	38,842	17,541

Net cash provided by operating activities	291,722	199,407

Cash flows from investing activities:
Purchase of marketable securities	(180,476)	(186,710)
Proceeds from sales of marketable securities	142,931	14,831
Proceeds from maturities of marketable securities	186,607	44,778
Purchase of property and equipment	(36,325)	(23,479)
Acquisitions, net of cash acquired	(32,470)	(33,697)
Other investing activities	1,508	165

Net cash provided by (used in) investing activities	81,775	(184,112)

Cash flows from financing activities:
Proceeds from issuance of common stock under our employee stock benefit plans	25,404	54,302
Excess tax benefits from stock-based awards	4,314	8,444
Repurchase of common stock	(321,966)	(19,748)
Bank borrowings	—	100,000
Payment of accrued purchase price and contingent consideration	(19,556)	—
Other financing activities	(3,157)	—

Net cash (used in) provided by financing activities	(314,961)	142,998
Effect of exchange rate fluctuations on cash	(56,129)	5,091

Net increase in cash and cash equivalents	2,407	163,384
Cash and cash equivalents at beginning of period	677,137	483,302

Cash and cash equivalents at end of period	$679,544	$646,686

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

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and June 30, 2009. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

Deferred Costs of Revenue and Prepaid Expenses

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements and the direct cost of materials that are associated with product revenue and revenue from licenses under subscription arrangements. These costs are deferred over a service period, including arrangements that are deferred due to lack of Vendor Specific Objective Evidence (“VSOE”) of fair value on an undelivered element. Deferred costs are classified as current or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized. Our short-term deferred costs of revenue are in the “prepaid expenses and deferred costs of revenue” line item and our long-term deferred costs of revenue are in the “other assets” line item on our condensed consolidated balance sheets. At June 30, 2010 and December 31, 2009, deferred costs of revenue are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Short-term deferred costs of revenue	$93,132	$89,618
Long-term deferred costs of revenue	17,138	17,739

Total deferred costs of revenue	$110,270	$107,357

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions, royalty costs paid in advance of revenue transactions, prepaid commissions, prepaid insurance, prepaid rent, prepaid marketing and prepaid taxes. Our short-term prepaid expenses are in the “prepaid expenses and deferred costs of revenue” line item and our long-term prepaid expenses are in the “other assets” line item on our condensed consolidated balance sheets. The current and non-current classification of advance payments related to revenue sharing and royalties is based upon estimates of the anticipated timing of future transactions that give rise to revenue sharing or royalty obligations. These estimates rely on forecasted future revenues, which are subject to adjustment as forecasts are revised. At June 30, 2010 and December 31, 2009, prepaid expenses associated with revenue-sharing and royalty arrangements are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Short-term prepaid expenses	$82,258	$71,388
Long-term prepaid expenses	106,945	93,069

Total prepaid expenses	$189,203	$164,457

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances, net of write downs for excess and obsolete inventory, are included in the “other current assets” line item on our condensed consolidated balance sheets and were $7.7 million as of June 30, 2010 and $11.4 million at December 31, 2009.

Reclassifications

During the fourth quarter of 2009, we reclassified a limited number of Stock Keeping Units (“SKUs”) which were incorrectly classified as service and support net revenue instead of subscription net revenue. In the three and six months ended June 30, 2009, such service and support net revenue should have been $216.3 million and $428.2 million, a decrease of $18.6 million and $34.6 million, respectively, from the amounts previously reported. In the three and six months ended June 30, 2009, such subscription net revenue should have been $208.9 million and $407.2 million, an increase of $18.6 million and $34.6 million, respectively, from the amounts previously reported. Total net revenue, gross profit and net income were not impacted by this reclassification. We have combined service and support net revenue and subscription net revenue in our condensed consolidated statements of income and comprehensive income into one line item labeled service, support and subscription net revenue. The combination of these two line items is consistent with how we manage our business as the entire amount relates to service revenue that is primarily recognized ratably over the performance period.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.  Business Combinations

2010 Acquisition

On June 3, 2010, we acquired 100% of the outstanding shares of TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”) for $32.5 million. Trust Digital is a provider of enterprise management and security software for mobile devices.

The preliminary allocation of the purchase price was based upon estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain deferred tax assets and liabilities.

Our preliminary purchase price allocation for Trust Digital is as follows (in thousands):

Technology	$2,900
In-process technology	2,300
Other intangibles	400
Goodwill	17,056
Deferred tax assets	12,167
Cash	30
Other assets	210

Total assets acquired	35,063

Accounts payable and accrued liabilities	218
Deferred revenue	184
Deferred tax liabilities	2,161

Total liabilities assumed	2,563

Net assets acquired	$32,500

Our management determined the purchase price allocations for this acquisition based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets with a discount rate reflective of the risk of the respective cash flows. Goodwill for Trust Digital, which is not deductible for tax purposes, resulted primarily from our expectation that we will expand our endpoint offerings to our customers to include a wide range of mobile operating systems. We intend to incorporate Trust Digital’s technologies into our endpoint protection capabilities, integrating it with our McAfee ePolicy Orchestrator console.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities and the cost approach for certain tangible assets, using a discount rate reflective of the risk of the respective cash flows. In the six months ended June 30, 2010, we had purchase price adjustments totaling $0.9 million for Solidcore, which were recorded primarily to deferred taxes and goodwill.

The Solidcore purchase agreement provides for earn-out payments up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets. The fair value of the contingent consideration arrangement at acquisition of $8.4 million was accrued as part of the purchase price. Since the acquisition date, the amount accrued in the financial statements has increased by $1.0 million due to an increase in the net present value of the liability due to the passage of time and changes in the probability of achievement used to develop the estimates of the remaining accrual. One of the product development and integration milestones was achieved in the fourth quarter of 2009, which resulted in the payment of $2.0 million of contingent consideration during the six months ended June 30, 2010.

The MX Logic purchase agreement provides for earn-out payments up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. The fair value of the contingent consideration arrangement at acquisition of $24.6 million was accrued as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual has not changed significantly, and the amount accrued in the financial statements has increased by $3.5 million primarily due to an increase in the net present value of the liability due to the passage of time. One of the revenue targets was achieved in the first quarter of 2010, which resulted in the payment of $15.0 million of contingent consideration during the three months ended June 30, 2010.

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for Trust Digital, Endeavor or MX Logic, as the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore as if the acquisition had occurred at the beginning of each respective six-month period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Pro forma net revenue	$469,894	$918,054

Pro forma net income	$27,518	$77,107

Pro forma net income per share — basic	$0.18	$0.50

Pro forma net income per share — diluted	$0.17	$0.49

Shares used in per share calculation — basic	155,763	154,748

Shares used in per share calculation — diluted	158,336	157,306

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Financial Instruments

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	June 30, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$46,319	$10	$—	$46,329
Foreign government securities	3,763	—	(1)	3,762
Certificates of deposit and time deposits	36,151	—	—	36,151
Corporate debt securities	23,842	578	(10)	24,410
Mortgage-backed securities	7,292	1,216	(229)	8,279
Asset-backed securities	5,016	1,485	(654)	5,847

	$122,383	$3,289	$(894)	$124,778

	December 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$95,310	$208	$(243)	$95,275
Foreign government securities	26,882	4	(58)	26,828
Certificates of deposit and time deposits	39,212	—	—	39,212
Corporate debt securities	91,636	618	(46)	92,208
Mortgage-backed securities	9,153	783	(560)	9,376
Asset-backed securities	9,017	1,991	(876)	10,132

	$271,210	$3,604	$(1,783)	$273,031

At June 30, 2010, $108.8 million of marketable securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $15.9 million have maturities greater than one year with most of the maturities being greater than ten years, and are classified as non-current assets.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2010	Value	Losses	Value	Losses	Value	Losses

Foreign government securities	$2,662	$(1)	$—	$—	$2,662	$(1)
Corporate debt securities	5,464	(10)	—	—	5,464	(10)
Mortgage-backed securities	—	—	4,208	(229)	4,208	(229)
Asset-backed securities	—	—	2,207	(654)	2,207	(654)

	$8,126	$(11)	$6,415	$(883)	$14,541	$(894)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$20,652	$(36)	$2,565	$(207)	$23,217	$(243)
Foreign government securities	14,865	(58)	—	—	14,865	(58)
Corporate debt securities	28,635	(46)	—	—	28,635	(46)
Mortgage-backed securities	—	—	5,449	(560)	5,449	(560)
Asset-backed securities	1,719	(2)	2,192	(874)	3,911	(876)

	$65,871	$(142)	$10,206	$(1,641)	$76,077	$(1,783)

We do not intend to sell the securities with unrealized losses and other-than-temporary impairments recorded in accumulated other comprehensive loss and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, which may be maturity. When assessing other-than-temporary impairments, we consider factors including: the likely reason for the unrealized loss, period of time and extent to which the fair value was below amortized cost, changes in the performance of the underlying collateral, changes in ratings, and market trends and conditions.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not include other-than-temporary impairments (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Realized gains	$238	$61	$273	$227
Realized losses	(60)	(1)	(136)	(1)

Net realized gain	$178	$60	$137	$226

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time, we enter into foreign exchange contracts to reduce exposures associated with monetary assets and liabilities that are not denominated in the functional currency, such as accounts receivable and accounts payable denominated in Euro, British Pound, and Japanese Yen. The foreign exchange contracts typically range from one to three months in original maturity. We recognize these derivatives, which are included in “other current assets” and “other accrued liabilities” line items on the condensed consolidated balance sheets, at fair value. On the condensed consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into foreign exchange contracts for trading or speculative purposes.

The foreign exchange contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the “interest and other (expense) income, net” line item on our condensed consolidated statements of income and comprehensive income.

The fair value of our foreign exchange contracts outstanding are presented below (in thousands):

	June 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	Fair Value	Fair Value	Fair Value	Fair Value

Foreign exchange contracts	$432	$(1,244)	$181	$(193)

In the three months ended June 30, 2010 and 2009, we recorded a $3.4 million and a $0.1 million realized loss, respectively, on derivatives. In the six months ended June 30, 2010 and 2009, we recorded a $6.1 million and a $1.7 million realized loss, respectively, on derivatives. These amounts are recognized in the “interest and other (expense) income, net” line item on our condensed consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

5.  Fair Value Measurements

The carrying amounts of our financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price. Our Level 1 measurements relate primarily to United States treasury and agency securities and foreign exchange contracts. Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs that are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security. Our Level 2 measurements relate primarily to certificates of deposit and corporate debt securities. Level 3 classification is applied to fair value measurements when fair values are derived

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from significant unobservable inputs. Our Level 3 measurements relate to our contingent purchase consideration liabilities. In the three months ended June 30, 2010, we did not have any transfers amongst Level 1, Level 2 and Level 3.

The following table presents the types of fair value measurements for our marketable debt securities, foreign exchange contracts and contingent purchase consideration liabilities as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	June 30,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$189,229	$—	$189,229	$—
United States treasury and agency securities(2)	46,329	36,245	10,084	—
Foreign government securities(2)	3,762	—	3,762	—
Certificates of deposit and time deposits(2)	36,151	—	36,151	—
Corporate debt securities(2)	24,410	—	24,410	—
Mortgage-backed securities(2)	8,279	—	8,279	—
Asset-backed securities(2)	5,847	—	5,847	—
Foreign exchange derivative assets(3)	432	432	—	—

Total assets measured at fair value	$314,439	$36,677	$277,762	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$1,244	$1,244	$—	$—
Contingent purchase consideration liabilities(5)	20,805	—	—	20,805

Total liabilities measured at fair value	$22,049	$1,244	$—	$20,805

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

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign exchange contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral and level of subordination for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models that vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of June 30, 2010, have not found it necessary to make any adjustments to the prices obtained. Our corporate debt securities, with the exception of one impaired security with a fair value of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million that has no rating, are high quality, investment-grade securities with a minimum credit rating of A- and 90% have a credit rating of A+ or better.

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

6.  Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	June 30,
	2009	Acquired	Adjustment	Exchange	2010

North America	$912,958	$17,056	$(856)	$(1,835)	$927,323
EMEA	256,207	—	(10)	(16,772)	239,425
Japan	41,578	—	(38)	—	41,540
APAC	52,303	—	(4)	—	52,299
Latin America	21,528	—	(3)	(240)	21,285

Total	$1,284,574	$17,056	$(911)	$(18,847)	$1,281,872

The adjustments to goodwill are primarily a result of our final purchase accounting tax adjustments for the Solidcore acquisition.

The components of intangible assets are as follows (in thousands):

	June 30, 2010				December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.2 years	$440,148	$(288,415)	$151,733	$444,732	$(255,148)	$189,584
Trademarks and patents	5.1 years	42,841	(38,214)	4,627	43,206	(37,604)	5,602
Customer base and other intangibles	5.8 years	212,990	(133,163)	79,827	218,967	(121,570)	97,397

		$695,979	$(459,792)	$236,187	$706,905	$(414,322)	$292,583

The aggregate amortization expenses for the intangible assets listed above totaled $27.8 million and $28.6 million in the three months ended June 30, 2010 and 2009, respectively, and $56.0 million and $57.9 million in the six months ended June 30, 2010 and 2009, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$53,865
2011	85,364
2012	48,492
2013	23,358
2014	14,785
Thereafter	10,323

$236,187

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

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot Holding B.V. and Secure Computing Corporation acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

Restructuring charges in the six months ended June 30, 2010 totaled $24.9 million, consisting of $13.2 million related to seven facilities that were vacated in 2010 and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010, $11.6 million related to the elimination of certain positions and $0.1 million net additional accruals over the service period for our 2009 Restructuring.

Restructuring charges in the six months ended June 30, 2009 totaled $9.2 million, consisting of $8.6 million related to the 2009 Restructuring, a $3.0 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, including accretion on facility restructurings, partially offset by a $2.4 million restructuring benefit related to our re-occupying previously vacated space in our Santa Clara facility and terminating sublease agreements for that facility that we had previously restructured in 2003 and 2004.

2010 Restructuring

Activity and liability balances related to our 2010 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2010	$—	$—	$—
Restructuring accrual	9,599	11,866	21,465
Adjustment to liability	—	(289)	(289)
Accretion	82	—	82
Cash payments	(1,181)	(5,944)	(7,125)
Effects of foreign currency exchange	(228)	(48)	(276)

Balance, June 30, 2010	$8,272	$5,585	$13,857

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total $13.2 million 2010 restructuring charge for facilities, $10.5 million and $2.7 million was recorded in North America and EMEA, respectively. Approximately $3.5 million of the facilities restructuring charge was related to accelerated depreciation net of deferred rent associated with the terminated leases that are not included in the restructuring accrual. Lease termination costs will be paid through 2018.

Of the total $11.6 million 2010 restructuring charge for severance and other benefits, $7.5 million, $3.2 million, $0.7 million, $0.1 million and $0.1 million was recorded in North America, EMEA, APAC, Japan and Latin America, respectively. Severance and other benefits are expected to be paid in 2010.

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	11,227	12,750
Adjustment to liability	144	80	224
Accretion	15	—	15
Cash payments	(512)	(9,326)	(9,838)
Effects of foreign currency exchange	—	(45)	(45)

Balance, December 31, 2009	$1,170	$1,936	$3,106
Restructuring accrual	—	226	226
Adjustment to liability	142	(316)	(174)
Accretion	15	—	15
Cash payments	(405)	(1,682)	(2,087)
Effects of foreign currency exchange	—	(24)	(24)

Balance, June 30, 2010	$922	$140	$1,062

Lease termination costs are expected to be paid through 2014 and severance and other benefits are expected to be paid in 2010.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Adjustment to liability	357	(156)	201
Accretion	251	—	251
Cash payments	(3,106)	(3,940)	(7,046)
Effects of foreign currency exchange	189	(7)	182

Balance, December 31, 2009	$3,862	$33	$3,895
Adjustment to liability	6	7	13
Accretion	74	—	74
Cash payments	(1,050)	(40)	(1,090)
Effects of foreign currency exchange	(182)	—	(182)

Balance, June 30, 2010	$2,710	$—	$2,710

Lease termination costs will be paid through 2015.

8.  Warranty Accrual and Guarantees

We offer a warranty of 90 days on our hardware products and a warranty period from 30 to 60 days on our software products. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of June 30, 2010 and December 31, 2009 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2009	$1,110
Additional accruals	3,519
Costs incurred during the period	(3,323)

Balance, December 31, 2009	1,306
Additional accruals	1,974
Costs incurred during the period	(2,182)

Balance, June 30, 2010	$1,098

The following is a summary of certain guarantee and indemnification agreements as of June 30, 2010:

•	Under the indemnification provision of our software license agreements and selected managed service agreements, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We have not incurred any significant expense or recorded any liability associated with this indemnification.

•	Under the indemnification provision of certain vendor agreements we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third- party, we will indemnify our vendor against any loss,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, or liability from any damages. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum liability under these indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Subject to limited exceptions, the representations and warranties made in these agreements have expired. We have not paid any amounts, incurred any significant expense or recorded any accruals under these indemnifications. The estimated fair value of these indemnification clauses is minimal.

•	We indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Our maximum potential liability under these indemnification agreements is not limited; however, we have director and officer insurance coverage that we believe will enable us to recover a portion or all of any future amounts paid.

•	Under the indemnification provision of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum potential liability under this indemnification is $64.3 million. We have not paid any amounts or incurred any significant expense related to this indemnification. The purchaser has made claims against the escrow and we anticipate settling these claims.

If we believe a liability associated with any of our indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

9.  Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of June 30, 2010 and December 31, 2009.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At June 30, 2010 and December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

In addition, we have a 14 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of June 30, 2010 and December 31, 2009.

10.  Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

The components of other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other comprehensive income (loss), before tax:
Unrealized (loss) gain on marketable securities, net	$(197)	$3,333	$662	$2,333
Reclassification adjustment for net (gain) loss on marketable securities recognized during the period	(178)	60	(137)	604
Foreign currency translation (loss) gain	(12,764)	15,234	(23,639)	8,516

Total other comprehensive income (loss), before tax	(13,139)	18,627	(23,114)	11,453
Income tax benefit (expense) related to items of other comprehensive income	150	(1,357)	(210)	(1,175)

Total other comprehensive income (loss), net of tax	$(12,989)	$17,270	$(23,324)	$10,278

Accumulated other comprehensive loss is comprised of the following items (in thousands):

	June 30,	December 31,
	2010	2009

Unrealized gain on available-for-sale securities, net of tax	$1,407	$1,092
Cumulative translation adjustment	(28,022)	(4,383)

Total	$(26,615)	$(3,291)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of net revenue — service, support and subscription	$1,426	$1,241	$2,929	$2,072
Cost of net revenue — product	320	396	703	736

Stock-based compensation expense included in cost of net revenue	1,746	1,637	3,632	2,808
Research and development	6,305	6,355	14,053	13,205
Sales and marketing	11,879	16,432	24,185	26,195
General and administrative	6,659	6,656	14,027	12,907

Stock-based compensation expense included in operating costs	24,843	29,443	52,265	52,307

Total stock-based compensation expense	26,589	31,080	55,897	55,115
Deferred tax benefit	(7,777)	(7,544)	(16,377)	(14,624)

Total stock-based compensation expense, net of tax	$18,812	$23,536	$39,520	$40,491

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At June 30, 2010, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $150.7 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.1 years. This amount does not reflect stock-based compensation expense relating to 0.5 million PSUs for which the performance criteria had not been set as of June 30, 2010.

12.  Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results.

Our consolidated provision for income taxes for the three months ended June 30, 2010 and 2009 was $15.8 million and $26.4 million, respectively, reflecting an effective tax rate of 29% and 48%, respectively. The effective tax rate for the three months ended June 30, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2009 differs from the statutory rate primarily due to an increase in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year-to-date expense to the revised estimate of our annual effective rate. The impact of the increase in our estimated annual effective tax rate accounted for 16 percentage points of the effective tax rate for the three months ended June 30, 2009.

Our consolidated provision for income taxes for the six months ended June 30, 2010 and 2009 was $30.3 million and $27.0 million, respectively, reflecting an effective tax rate of 28% and 25%, respectively. For both the six months ended June 30, 2010 and June 30, 2009, the effective tax rate differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the holiday period to March 31, 2011. The tax holiday provides for zero percent taxation on

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2010.

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Accounting guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $23.1 million to $29.2 million as audits close and statutes expire.

We are presently under audit in many jurisdictions, including notably the United States, California, Germany and Japan. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. We reasonably expect to conclude the current examinations in the United States, Germany and Japan during 2010 and do not expect these examinations will have a material impact on the financial statements. We cannot reasonably determine if other examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations. In January 2009 we concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year resulting in a tax benefit of approximately $2.2 million. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the six months ended June 30, 2009, resulting in a tax benefit of approximately $9.7 million.

13.  Net Income Per Share

The computation of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$39,404	$28,653	$76,980	$82,109

Basic weighted-average common stock outstanding	154,456	155,763	156,088	154,748
Dilutive options, RSUs, RSAs, PSUs and ESPP grants(1)	1,695	2,573	2,259	2,558

Diluted weighted-average shares	156,151	158,336	158,347	157,306

Net income per share — basic	$0.26	$0.18	$0.49	$0.53

Net income per share — diluted	$0.25	$0.18	$0.49	$0.52

(1)	In the three months ended June 30, 2010 and 2009, 7.2 million and 4.8 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for both the three months ended June 30, 2010 and 2009, as they are contingently issuable shares.

In the six months ended June 30, 2010 and 2009, 4.0 million and 5.6 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.1 million PSUs for both the six months ended June 30, 2010 and 2009, as they are contingently issuable shares.

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

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue by region:
North America	$285,858	$265,389	$570,055	$519,831
EMEA	123,940	129,331	261,488	249,950
Japan	34,849	33,903	71,284	69,412
APAC	25,862	22,682	51,022	43,285
Latin America	18,730	17,381	38,135	33,917

Net revenue	$489,239	$468,686	$991,984	$916,395

Income from operations by region:
North America	$221,008	$191,089	$437,304	$380,323
EMEA	90,584	102,323	194,036	195,185
Japan	27,071	26,560	54,253	53,831
APAC	15,214	15,224	30,515	28,814
Latin America	13,357	12,556	27,420	25,013
Corporate and other	(312,144)	(291,876)	(636,884)	(575,520)

Income from operations	$55,090	$55,876	$106,644	$107,646

Corporate and other includes research and development expenses, cost of net revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation expense, amortization of purchased technology and other intangibles, restructuring charges and costs associated with our signature file update released on April 21, 2010. These expenses are either not attributable to any specific geographic region or are not included in the segment measure of income (loss) from operations reviewed by our chief operating decision maker. Additionally, income from operations by region, excluding corporate and other, reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for consolidated income from operations and are reflected as period expense in the income from operations above. The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

15.  Litigation

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of June 30, 2010, we had accrued aggregate liabilities of approximately

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$40.2 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

In June 2006, Finjan Software, Ltd. (“Finjan”) filed a complaint in the United States District Court for the District of Delaware against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure Computing from infringing the asserted claims of the Finjan patents. We have accrued the amended jury damages. We have appealed and are awaiting a ruling from the Court of Appeals.

We have other patent infringement cases pending against us that we intend to vigorously defend.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

16.	Subsequent Events

In August 2010, we entered into a definitive agreement to acquire privately-owned tenCube Pte. Ltd., a provider of WaveSecure mobile security service. The acquisition is expected to close in the third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among types of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Report on Form 10-Q and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from licenses under subscription arrangements and (ii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In both the three and six months ended June 30, 2010, service, support and subscription revenue accounted for 91% of net revenue and product revenue accounted for 9% of net revenue.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Five of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income, net income, net cash provided by operating activities and deferred revenue. In addition, our management considers certain “non-GAAP” metrics (derived by adjusting net revenue, operating income and net income for certain items) when evaluating our ongoing performance and/or predicting our earnings trends. These items include stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, investigation-related and other costs, marketable securities (accretion) impairment, GAAP income taxes, and certain other items. In addition, on April 21, 2010, we released a signature file update that caused some of our customers’ computers to be rendered inoperable or significantly impacted. We have assisted our customers to resolve their computer problems and have taken steps to prevent a similar problem from recurring. We have adjusted revenue, operating income and net income for impacts of the signature file update for “non-GAAP” metrics as our management does not consider these impacts when evaluating our ongoing performance and/or predicting our earnings. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended June 30, 2010 grew by $20.6 million, or 4%, to $489.2 million from $468.7 million in the three months ended June 30, 2009. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2009 acquisitions contributed $14.5 million in the three months ended June 30, 2010. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $4.6 million in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Our net revenue in the six months ended June 30, 2010 grew by $75.6 million, or 8%, to $992.0 million from $916.4 million in the six months ended June 30, 2009. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2009 acquisitions contributed $25.8 million in the six months ended June 30, 2010. Changes in the U.S. Dollar compared to foreign currencies positively impacted our revenue growth by $6.2 million in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

In both the three and six months ended June 30, 2010, our net revenue decreased by $6.1 million due to the release of the signature file update on April 21, 2010 and the remediation actions we took. The negative impact was specifically related to prior-period deferred revenue which was originally scheduled to be recognized in the three months ended June 30, 2010 from the balance sheet, but was delayed until future periods due to remediation actions we took. In addition, during the three months ended June 30, 2010, we had lower upfront revenue on corporate sales due to increased durations of agreements and, in certain situations, larger discounts for customers impacted by the signature file update.

Operating Income.  Operating income decreased $0.8 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as the increase in costs of net revenue and operating costs exceeded the increase in net revenue. The increase in expenses included: (i) an $8.5 million increase in salaries and benefits due to increases in headcount, (ii) a $5.0 million increase in restructuring charges due to vacating facilities and realigning our staffing across all departments and (iii) increases in costs of revenues primarily related to infrastructure costs and costs related to our online subscription arrangements. Due to the release of the signature file update on April 21, 2010 and remediation actions we took, our net revenue was negatively impacted by approximately $6.1 million, our cost of net revenue was negatively impacted by $0.7 million and our operating costs were negatively impacted by $1.1 million.

Operating income decreased $1.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as the increase in costs of net revenue and operating costs slightly exceeded the increase in net revenue. The increase in expenses included: (i) a $17.6 million increase in salaries and benefits due to increases in headcount, (ii) a $15.7 million increase in restructuring charges due to vacating facilities and realigning our staffing across all departments and (iii) increases in costs of revenues primarily related to infrastructure costs and costs related to our online subscription arrangements. As noted above, we had a negative impact to our net revenue, our cost of net revenue and our operating costs due to the signature file update on April 21, 2010.

The $4.1 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 resulted from a $26.7 million increase in non-GAAP net revenue that exceeded (i) the $12.8 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $9.7 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

The $17.2 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulted from a $81.7 million increase in non-GAAP net revenue that exceeded (i) the $30.5 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $33.9 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal expense in 2010 compared to 2009 due to a benefit in 2009 from a $6.5 million insurance reimbursement. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Income.  The $10.8 million increase in net income in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to a decrease in our effective tax rate.

The $5.1 million decrease in net income in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to (i) an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below, (ii) a $1.8 million decrease in interest income due to lower cash balances and (iii) a $1.0 million decrease in income from operations discussed above.

The $3.5 million and $11.3 million increases in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively, resulted from the increases in non-GAAP operating income described above. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net cash provided by operating activities.  The $92.3 million increase in net cash provided by operating activities in the six months ended June 30, 2010 compared to six months ended June 30, 2009 was primarily attributable to our continued focus on operating cash flows. The decrease in net income of $5.1 million was offset by a $28.5 million increase in non-cash adjustments to net income, which included a $17.5 million increase in non-cash restructuring charges and a $6.8 million increase in non-cash stock-based compensation expense, and a $68.9 million increase in operating cash flows from working capital, primarily driven by changes in our accrued compensation and benefits and other liabilities. During the six months ended June 30, 2010, the change in accrued compensation and benefits and other liabilities was a $3.2 million increase compared to a $48.1 million decrease in the six months ended June 30, 2009. The $48.1 million decrease in 2009 was primarily related to payments of our derivative lawsuit settlement, taxes and commissions. See “Liquidity and Capital Resources” below. As a result of the remediation actions we took related to the signature file update released on April 21, 2010, our operating cash flows decreased by $2.8 million.

Deferred Revenue.  Our deferred revenue balance at June 30, 2010 decreased 3% to $1,366.5 million, compared to $1,407.5 million at December 31, 2009. Our deferred revenue decreased due to the negative impact of the U.S dollar strengthening against the Euro during the six months ended June 30, 2010. Excluding the impact of changes in exchange rates, our deferred revenue increased $38.8 million as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up-front payments for maintenance and subscriptions, but we recognize revenue over the service or subscription term. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during both 2010 and 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In June 2010, we acquired TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”), for $32.5 million. In 2009, we acquired MX Logic, Inc. (“MX Logic”), for $163.1 million and Solidcore Systems, Inc. (“Solidcore”) for $40.5 million. We expect that the acquisitions of Trust Digital, MX Logic and Solidcore will have a dilutive impact on net income for the remainder of 2010, primarily due to the amortization of intangibles. We expect that the acquisitions of MX Logic and Solidcore will have a slightly accretive impact for the remainder of 2010 when adjusting net income for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below for such items excluded by management.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $7.0 million, or 2%, to $298.4 million during the three months ended June 30, 2010 from $291.4 million in the three months ended June 30, 2009. The year-over-year increase in revenue was primarily due to a $16.4 million increase in revenue from our network security solutions due to our Secure and MX Logic acquisitions and a $3.3 million increase in our risk and compliance solutions. These increases were offset in part by $6.1 million of prior-period deferred revenue that was originally scheduled to be recognized in the three months June 30, 2010 but was deferred until future periods due to the effects of the signature file update released on April 21, 2010 and the remediation actions we took. Included in the overall increase in net revenue is a negative foreign exchange impact.

Net revenue from our corporate products increased $43.6 million, or 8%, to $611.0 million during the six months ended June 30, 2010 from $567.4 million in the six months ended June 30, 2009. The increase in revenue was primarily due to (i) a $50.0 million increase in revenue from our networks security solutions, which includes increased revenue from our Secure Computing Corporation (“Secure”) and MX Logic acquisitions and increased revenue from our network intrusion prevention system (“IPS”) offerings and (ii) a $2.7 million increase in our risk and compliance solutions. These increases were offset in part by $6.1 million of prior-period deferred revenue from our system security solutions that was originally scheduled to be recognized in the three months June 30, 2010 but was deferred until future periods due to the effects of the signature file update released on April 21, 2010 and the remediation actions we took. Included in the overall increase in net revenue is a positive foreign exchange impact.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $13.5 million, or 8%, to $190.8 million in the three months ended June 30, 2010 from $177.3 million in the three months ended June 30, 2009. Net revenue from our consumer security market increased $32.0 million, or 9%, to $381.0 million in the six months ended June 30, 2010 from $349.0 million in the three months ended June 30, 2009. The increase in revenue from our consumer market in the three and six months ended June 30, 2010 was primarily attributable to our continued relationships with strategic partners, such as Acer, Adobe, Dell, Sony Computer and Toshiba. The impact of the signature file update released on April 21, 2010 was minimal to our net revenue from our consumer security market.

Foreign Exchange Fluctuations.  The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be positively impacted.

During the three months ended June 30, 2010, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro compared to the three months ended June 30, 2009. This resulted in a decrease in revenue in certain foreign countries in our condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Although the U.S. Dollar strengthened against the Euro during the three months ended June 30, 2010, on an average quarterly exchange basis, the U.S. Dollar weakened against the Japanese Yen, the Indian Rupee, the Australian Dollar, the

Canadian Dollar and the Brazilian Real compared to the three months ended June 30, 2009. The weakening of the U.S. Dollar to these currencies resulted in an overall net increase to our expenses in our condensed consolidated statements of income and comprehensive income in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

During the six months ended June 30, 2010, on an average quarterly exchange basis, the U.S. Dollar weakened against the Euro, the Yen and all other significant currencies in which we do business compared to the six months ended June 30, 2009. This resulted in an increase in the revenue and expense amounts in certain foreign countries in our condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. If the volatility in the European capital markets continues to cause the U.S. Dollar to strengthen against the Euro, our revenues and operating income may continue to be negatively impacted.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Management’s discussion and analysis of results of operations has been revised for the effects of correcting previously reported components of net revenue discussed in the reclassification disclosure within Note 2 to our condensed consolidated financial statements in Part I, Item 1.

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Net revenue:
Service, support and subscription	$445,535	$425,107	$20,428	5%	$898,399	$835,452	$62,947	8%
Product	43,704	43,579	125	—	93,585	80,943	12,642	16

Total net revenue	$489,239	$468,686	$20,553	4%	$991,984	$916,395	$75,589	8%

Net revenue by geography:
North America	$285,858	$265,389	$20,469	8%	$570,055	$519,831	$50,224	10%
EMEA	123,940	129,331	(5,391)	(4)	261,488	249,950	11,538	5
Japan	34,849	33,903	946	3	71,284	69,412	1,872	3
APAC	25,862	22,682	3,180	14	51,022	43,285	7,737	18
Latin America	18,730	17,381	1,349	8	38,135	33,917	4,218	12

Total net revenue	$489,239	$468,686	$20,553	4%	$991,984	$916,395	$75,589	8%

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

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 42% and 43% of net revenue in the three months ended June 30, 2010 and 2009, respectively. Net revenue outside of North America accounted for approximately 43% of net revenue in both the six months ended June 30, 2010 and 2009. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue.

The increase in net revenue in North America during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily related to a $19.4 million increase in corporate revenue due to (i) a $15.5 million increase in revenue from our network security offerings due to increased revenue from our Secure and MX Logic acquisitions and (ii) a $4.9 million increase in our risk and compliance offerings.

The increase in net revenue in North America during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily related to (i) a $44.7 million increase in corporate revenue and (ii) a $5.5 million increase in consumer revenue. The increase in corporate revenue was due to a $41.5 million increase in revenue from our network security offerings due to increased revenue from our Secure and MX Logic acquisitions. The increase in revenue from our consumer market in the six months ended June 30, 2010 was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba.

The decrease in net revenue in EMEA during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was attributable to a decline in revenue from our corporate offerings and the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis for the period, offset in part by by the revenue growth from our consumer offerings. Corporate revenue decreased $11.6 million due to (i) a $8.8 million decrease in revenue from our system security offerings, including $2.9 million of prior-period deferred revenue that was originally scheduled to be recognized in the three months June 30, 2010 but was deferred until future periods due to the effects of the signature file update released on April 21, 2010 and the remediation actions we took, (ii) a $1.3 million decrease in revenue from our data protection offerings and (iii) a $1.8 million decrease in revenues from our risk and compliance offerings. Consumer revenue increased $6.2 million due to an increase in our customer base. Included in the overall decrease in net revenue in EMEA is a negative foreign exchange impact of approximately $6.3 million in the three months ended June 30, 2010 compared to June 30, 2009.

The increase in net revenue in EMEA during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was attributable to revenue growth from our consumer offerings and the positive impact of the U.S. Dollar weakening against the Euro on an average exchange basis for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Corporate revenue decreased $1.6 million due to (i) a $6.3 million decrease in revenue from our system security offerings, including a $2.9 million decrease from the effects of the signature file update released on April 21, 2010, (ii) a $1.2 million decrease in revenues from our data protection offerings and (iii) a $1.0 million decrease in revenues from our risk and compliance offerings, offset by a $6.4 million increase in revenue from our network security offerings. Consumer revenue increased $13.1 million due to an increase in our customer base. Included in the overall increase in net revenue in EMEA is a positive foreign exchange impact of approximately $3.7 million in the six months ended June 30, 2010 compared to June 30, 2009.

Our Japan, APAC and Latin America operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. Net revenue in Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $1.6 million and $2.3 million contribution to Japan net revenue in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The increase in net revenue from Japan, APAC and Latin America during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily attributable to increased revenue from our consumer offerings in all three geographic regions and increased revenue from our corporate offerings in both APAC and Latin America.

Service, Support and Subscription Revenue

The increases in service, support and subscription revenue in the three and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009 was attributable to (i) an increase in sales of support and subscription renewals to existing and new customers, (ii) amortization of previously deferred revenue from support arrangements, (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Adobe, Dell, Sony Computer and Toshiba, and (iv) increases in royalties from sales by our strategic channel partners. Revenue from consulting increased due to growth in integration and implementation services.

Although we expect our service, support and subscription revenue to continue to increase, our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected. As a result of our signature file update on April 21, 2010, we increased the durations of some of our corporate agreements and, in certain situations, gave larger discounts for customers negatively impacted by the signature file update, which could adversely affect service, support and subscription revenue in future periods.

Product Revenue

Product revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was relatively flat. The increase in product revenue in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was attributable to (i) increased revenue from our Secure Computing acquisition, (ii) increased revenue from our network security solutions that have a higher hardware content and, therefore, more upfront revenue realization and (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Cost of net revenue:
Service, support and subscription	$87,295	$75,675	$11,620	15%	$175,450	$148,403	$27,047	18%
Product	23,161	21,108	2,053	10	47,088	42,042	5,046	12
Amortization of purchased technology	20,345	18,439	1,906	10	40,838	37,833	3,005	8

Total cost of net revenue	$130,801	$115,222	$15,579	14%	$263,376	$228,278	$35,098	15%

Components of Gross margin:
Service, support and subscription	$358,240	$349,432			$722,949	$687,049
Product	20,543	22,471			46,497	38,901
Amortization of purchased technology	(20,345)	(18,439)			(40,838)	(37,833)

Total gross margin	$358,438	$353,464			$728,608	$688,117

Total gross margin percentage	73%	75%			73%	75%

Cost of Service, Support and Subscription Revenue

Cost of service, support and subscription revenue consists primarily of costs related to the sale of online subscription arrangements and the costs of providing customer support, training, and consulting services which include salaries, benefits, and stock-based compensation for employees and fees related to professional service subcontractors. The costs related to the sale of online subscription arrangements include revenue-share arrangements and royalties paid to our strategic partners as well as the costs of media, manuals and packaging related to our subscription-based product offerings. The cost of service, support and subscription revenue increased in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 due to increased infrastructure costs and increased costs related to our online subscription arrangements. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue for the three and six months ended June 30, 2010 increased slightly compared to the same periods in 2009 primarily due to increased infrastructure costs.

We anticipate the cost of service, support and subscription revenue will increase in absolute dollars driven primarily by (i) increased demand for our subscription-based products with associated revenue-sharing costs, (ii) increased costs attributable to providing customer and technical support to existing and new customers, (iii) increased infrastructure costs and (iv) additional growth in our consulting services, which provide end users with product design, user training and deployment support.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies, and associated freight charges. The cost of product revenue increased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to (i) increased freight charges and (ii) increased costs related to embedded third-party components and technologies. The cost of product revenue increased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to (i) increased transactions associated with our network security solutions, (ii) increased freight charges and (iii) increased costs related to embedded third-party components and technologies.

The cost of product revenue as a percentage of product revenue for the three months ended June 30, 2010 increased as a percentage of product revenue compared to the same period in 2009 primarily due to (i) increased freight charges and (ii) increased cost related to embedded third-party components and technologies. The cost of product revenue as a percentage of product revenue for the six months ended June 30, 2010 decreased as a percentage of product revenue compared to the same period in 2009 primarily due to an increase in both the number and size of higher margin corporate transactions sold to customers through a solution selling approach.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily attributable to our acquisition of Solidcore in June 2009 and MX Logic in September 2009, offset by purchased technology that became fully amortized during 2009. Amortization for the purchased technology related to Solidcore and MX Logic was $2.5 million and $5.0 million in the three and six months ended June 30, 2010, respectively.

Assuming no new acquisitions, we expect amortization of purchased technology will decrease slightly in absolute dollars during the remainder of 2010 as a result of certain purchased technology becoming fully amortized during 2010.

Gross Margin

The slight decrease in our gross margin in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was due primarily to (i) our product mix, (ii) the increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue and (iii) a slight increase in amortization of purchased technology related to acquisitions made during 2009. Gross margin may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include stock options (“options”), restricted stock units

(“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP grants”).

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
			(Dollars in thousands)

Stock-based compensation expense	$26,589	$31,080	$(4,491)	(14)%	$55,897	$55,115	$782	1%

The $4.5 million decrease in stock-based compensation expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to (i) a $6.1 million decrease in expense relating to the cash settlement of certain expired options in 2009 and (ii) a $1.5 million decrease in expense related to PSUs due to our decreased stock price and increased forfeitures, offset by a $3.0 million increase in expense relating to increased grants of RSUs.

The $0.8 million increase in stock-based compensation expense during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to (i) a $5.6 million increase in expense relating to increased grants of RSUs and (ii) a $2.8 million increase in expense related to options, offset by (i) a $6.1 million decrease in expense relating to the cash settlement of certain expired options in 2009 and (ii) a $0.9 million decrease in expense related to PSUs due to our decreased stock price and increased forfeitures.

See Note 11 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Research and development(1)	$82,403	$79,255	$3,148	4%	$166,527	$158,159	$8,368	5%
Percentage of net revenue	17%	17%			17%	17%

(1)	Includes stock-based compensation expense of $6.3 million and $6.4 million in the three months ended June 30, 2010 and 2009, respectively, and $14.1 million and $13.2 million in the six months ended June 30, 2010 and 2009, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to (i) a $1.3 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount, (ii) a $0.7 million increase in equipment and depreciation expense, (iii) a $0.6 million increase in the use of third-party contractors for research and development activities and (iv) increases in various other expenses associated with research and development activities.

The increase in research and development expenses in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to (i) a $3.2 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount, (ii) a $2.0 million increase in the use of third-party contractors for research and development activities, (iii) a $0.9 million increase in stock-based compensation expense, (iv) a $0.8 million increase in equipment and depreciation expense, and

(v) increases in various other expenses associated with research and development activities. The overall increase in research and development expenses in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 included a net increase of $2.5 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against foreign currencies.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2010 when compared to the same prior-year periods.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
			(Dollars in thousands)

Sales and marketing(1)	$155,471	$160,824	$(5,353)	(3)%	$321,716	$309,588	$12,128	4%
Percentage of net revenue	32%	34%			32%	34%

(1)	Includes stock-based compensation expense of $11.9 million and $16.4 million in the three months ended June 30, 2010 and 2009, respectively, and $24.2 million and $26.2 million in the six months ended June 30, 2010 and 2009, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions. The decrease in sales and marketing expenses during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 reflected (i) a $5.3 million decrease driven by renegotiated agreements with certain PC OEM partners, (ii) a $4.5 million decrease in stock-based compensation expense and (iii) decreases in various other expenses associated with sales and marketing activities, offset by a $6.6 million increase in salary and benefit expense, for individuals performing sales and marketing activities due to an increase in headcount.

The increase in sales and marketing expenses during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflected (i) a $15.3 million increase in salary and benefit expense, for individuals performing sales and marketing activities due to an increase in headcount and (ii) increases in various other expenses associated with sales and marketing activities, offset by (i) a $3.7 million decrease driven by renegotiated agreements with certain PC OEM partners and (ii) a $2.0 million decrease in stock-based compensation expense. The increase in sales and marketing expenses during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 included a net increase of $7.7 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against foreign currencies.

We anticipate that sales and marketing expenses will decrease in absolute dollars during the remainder of 2010 when compared to the same prior year periods primarily due to new agreements with our strategic partners, primarily our PC OEM partners.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

General and administrative(1)	$48,844	$43,251	$5,593	13%	$93,695	$83,411	$10,284	12%
Percentage of net revenue	10%	9%			9%	9%

(1)	Includes stock-based compensation expense of $6.7 million in both the three months ended June 30, 2010 and 2009, and $14.0 million and $12.9 million in the six months ended June 30, 2010 and 2009, respectively.

General and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 reflected (i) a $2.0 million increase in legal expense primarily related to patent infringement litigation and commercial litigation, (ii) a $1.3 million increase in salary and benefit expense, for individuals performing general and administrative activities and (iii) increases in various other expenses associated with general and administrative activities.

The increase in general and administrative expenses during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflected (i) a $2.0 million increase in legal expense primarily related to patent infringement litigation and commercial litigation, (ii) a benefit of $6.5 million due to a reimbursement from an insurance carrier in the six months ended June 30, 2009 for legal fees incurred related to the cost of defense in connection with our investigation of historical stock option granting practices that concluded in 2007 and (iii) increases in various other expenses associated with general and administrative activities.

We anticipate that general and administrative expenses will not change significantly during the remainder of 2010 when compared to the same prior-year periods.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Amortization of intangibles	$7,503	$10,113	$(2,610)	(26)%	$15,145	$20,108	$(4,963)	(25)%

Intangibles consist primarily of customer-related intangible assets. The decrease in amortization of intangibles during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily attributable to (i) decreased amortization of Secure Computing’s customer-related intangible assets that are being amortized using an accelerated method and (ii) certain intangibles acquired in previous acquisitions becoming fully amortized in the fourth quarter of 2009, offset by the acquisitions of Solidcore in June 2009 and MX Logic in September 2009, in which we acquired $38.0 million of customer-related intangible assets.

Assuming no new acquisitions, we expect amortization of intangibles will be flat or decrease slightly in absolute dollars during the remainder of 2010 as a result of certain intangibles acquired in previous acquisitions becoming fully amortized during 2010.

Restructuring Charges

Restructuring charges in the three months ended June 30, 2010 totaled $9.1 million, of which $1.9 million related to two facilities that were vacated and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010 and $7.2 million related to the realignment of staffing across all departments in the second quarter of 2010. Restructuring charges in the three months ended June 30, 2009 totaled $4.1 million, of which $6.2 million related to the realignment of our sales and marketing workforce and staffing across various departments, an additional accrual over the service period for our elimination of certain positions at Solidcore, and an additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, offset by a $2.1 million restructuring benefit related to re-occupying vacated space and terminating the remaining sublease agreements for the Santa Clara facility that had previously been included in restructuring activities in 2003 and 2004.

Restructuring charges in the six months ended June 30, 2010 totaled $24.9 million, of which $13.2 million related to seven facilities that were vacated and 2010 and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010 and $11.6 million related to the realignment of staffing across all departments. Restructuring charges in the six months ended June 30, 2009 totaled $9.2 million, consisting of $8.6 million related to the 2009 Restructuring, a $3.0 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, including accretion on facility restructurings, partially offset by a $2.4 million restructuring benefit related to our re-occupying previously vacated space in our Santa Clara facility and terminating sublease agreements for that facility that we had previously restructured in 2003 and 2004.

We anticipate that we will have additional restructuring charges during the remainder of 2010.

Interest and Other (Expense) Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other (expense) income, net:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Interest and other (expense) income, net	$(56)	$(857)	$801	93%	$514	$1,954	$(1,440)	(74)%

Interest and other (expense) income, net includes interest earned on investments and interest expense related to our credit facility, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest and other expense, net in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a decrease in net foreign currency transaction losses of $1.1 million.

The decrease in interest and other income, net in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in net foreign currency transaction losses of $0.9 million and a decrease in interest income of $1.8 million, offset by decreased interest expense of $1.5 million. The decrease in interest income was primarily due to a decrease in our average cash, cash equivalents and marketable securities of approximately $122 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest expense in the six months ended June 30, 2009 included interest on our outstanding bank term loan during the period. During the six months ended June 30, 2010, we had no outstanding loan balances and no related interest expense. See additional information regarding our credit facilities in “Liquidity and Capital Resources” below.

We anticipate that interest income will decrease during the remainder of 2010 compared to the same prior-year periods as a result of lower cash balances due to our stock repurchase program and acquisitions and the declining interest rate environment.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Six Months Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
			(Dollars in thousands)

Provision for income taxes	$15,808	$26,426	$(10,618)	(40)%	$30,315	$27,007	$3,308	12%
Effective tax rate	29%	48%			28%	25%

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results.

The effective tax rate for the three months ended June 30, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2009 differs from the statutory rate primarily due to an increase in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to the revised estimate of our annual effective rate. The impact of the increase in our estimated annual effective tax rate accounted for 16 percentage points of the effective tax rate for the three months ended June 30, 2009.

For both the six months ended June 30, 2010 and June 30, 2009, the effective tax rate differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The increase in the effective tax rate for the six months ended June 30, 2010 as compared to the prior period is primarily due to the tax benefits recognized in the six months ended June 20, 2009 as a result of statute expirations in various jurisdictions.

Our future tax rates could be adversely affected if pretax earnings are proportionally less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations. We cannot reasonably estimate the impact to our future effective tax rates for possible changes in earnings or tax laws and regulations. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2006 and 2007. We are also currently under examination by the State of California for the years 2004 to 2007, in Germany for the years 2002 to 2007, and in Japan for years 2007 to 2009. We reasonably expect to conclude the current examinations in the United States, Germany and Japan during 2010 and do not expect these examinations will have a material impact on the financial statements. We cannot reasonably determine if other examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures.  Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these measures and the material limitation of these measures, see items (1) — (10) below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenue:
GAAP net revenue	$489,239	468,686	991,984	916,395
Impact of signature file update(1)	6,105	—	6,105	—

Non-GAAP net revenue	$495,344	$468,686	$998,089	$916,395

Operating income:
GAAP operating income	$55,090	$55,876	$106,644	$107,646
Impact of signature file update(1)	7,923	—	7,923	—
Stock-based compensation expense(2)	26,589	31,080	55,897	55,115
Amortization of purchased technology(3)	20,345	18,439	40,838	37,833
Amortization of intangibles(3)	7,503	10,113	15,145	20,108
Restructuring charges(4)	9,127	4,145	24,881	9,205
Acquisition-related costs(5)	2,815	3,408	4,815	6,684
Loss on sale/disposal of assets and technology(6)	56	19	64	78
Investigation-related and other costs(7)	—	2,279	—	2,325

Non-GAAP operating income	$129,448	$125,359	$256,207	$238,994

Net income:
GAAP net income	$39,404	$28,653	$76,980	$82,109
Impact of signature file update(1)	7,923	—	7,923	—
Stock-based compensation expense(2)	26,589	31,080	55,897	55,115
Amortization of purchased technology(3)	20,345	18,439	40,838	37,833
Amortization of intangibles(3)	7,503	10,113	15,145	20,108
Restructuring charges(4)	9,127	4,145	24,881	9,205
Acquisition-related costs(5)	2,815	3,408	4,815	6,684
Loss on sale/disposal of assets and technology(6)	56	19	64	78
Investigation-related and other costs(7)	—	2,279	—	2,325
Marketable securities (accretion) impairment(8)	(401)	—	(829)	710
Provision for income taxes(9)	15,808	26,426	30,315	27,007

Non-GAAP income before provision for income taxes	129,169	124,562	256,029	241,174
Non-GAAP provision for income taxes(10)	31,001	29,895	61,447	57,882

Non-GAAP net income	$98,168	$94,667	$194,582	$183,292

Net income per share — diluted *:
GAAP net income per share — diluted	$0.25	$0.18	$0.49	$0.52
Stock-based compensation expense per share(2)	0.17	0.20	0.35	0.35
Other adjustments per share(1), (3)-(10)	0.21	0.22	0.39	0.29

Non-GAAP net income per share — diluted*	$0.63	$0.60	$1.23	$1.17

Shares used to compute non-GAAP net income per share — diluted	156,151	158,336	158,347	157,306

*	Non-GAAP net income per share is computed independently for each period presented. The sum of GAAP net income per share and non-GAAP adjustments may not equal non-GAAP net income per share due to rounding differences.

The non-GAAP financial measures are non-GAAP net revenue, non-GAAP operating income, non-GAAP net income and non-GAAP net income per share — diluted, which adjust for the following items: the impact of signature file update, stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, investigation-related and other costs, marketable securities (accretion) impairment, income taxes and certain other items. We believe that the presentation of these non-GAAP financial measures is useful to investors, and such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Impact of signature file update reflects the negative impact related to prior-period deferred revenue and additional costs incurred. The deferred revenue was originally scheduled to be recognized from the balance sheet and was delayed into future periods due to actions we took when providing customer care packages to our customers related to our release in April of an anti-virus signature file update that impacted some of our customers. We consider our operating results without this impact when evaluating our ongoing performance as we believe that the exclusion allows for more accurate comparisons of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of the signature file update on our operating results.

(2)	Stock-based compensation expense consists of expense relating to stock-based awards issued to employees and outside directors including stock options, restricted stock awards and units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expense on our operating results.

(3)	Amortization of purchased technology and intangibles are non-cash charges that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(4)	Restructuring charges include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy, such as acquisitions or divestitures. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually evaluated, which may increase or reduce the charges in a specific period. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures.

(5)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transactions fees, due diligence costs, acquisition retention bonuses and severance, fair value adjustments related to contingent consideration, amounts or recoveries subject to escrow provisions, and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(6)	Loss on sale/disposal of assets and technology relate to the sale or disposal of our assets. These losses or gains can vary significantly in size and amount. Our management excludes these losses or gains when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures. In addition, in periods where we realize gains or incur losses on the sale of assets and/or technology, we believe it is useful to investors to highlight the specific impact of these amounts on our operating results.

(7)	Investigation-related and other costs are charges related to discrete and unusual events where we have incurred significant costs which, in our view, are not incurred in the ordinary course of operations. Recent examples of such charges include legal expenses related to the special committee investigation into our past stock option granting practices which was completed in December 2007. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of these charges on our operating results.

(8)	Marketable securities (accretion) impairment includes “other than temporary” declines in the fair value of our available-for-sale securities and subsequent recoveries of these losses. Our management excludes these losses/income when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these losses/income when presenting non-GAAP financial measures.

(9)	Provision for income taxes is our GAAP provision that must be added back to GAAP net income to reconcile to non-GAAP income before taxes.

(10)	Non-GAAP provision for income taxes reflects a 24% non-GAAP effective tax rate in 2010 and 2009 which is used by our management to calculate non-GAAP net income. Management believes that the 24% effective tax rate is reflective of a long-term normalized tax rate under the global McAfee legal entity and operating structure as of the respective period end.

Non-GAAP Operating Income

The $4.1 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 resulted from a $26.7 million increase in non-GAAP net revenue that exceeded (i) the $12.8 million increase in non-GAAP costs of net revenue primarily related to costs related to our online subscription arrangements and (ii) the $9.7 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount.

The $17.2 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulted from a $81.7 million increase in non-GAAP net revenue that exceeded (i) the $30.5 million increase in non-GAAP costs of net revenue primarily related to costs related to our online subscription arrangements and (ii) the $33.9 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal costs due to a $6.5 million insurance reimbursement in 2009.

Non-GAAP Net Income

The $3.5 million and $11.3 million increases in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 resulted from the increases in non-GAAP operating income described above.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Acquisitions

Trust Digital

In June 2010, we acquired 100% of the outstanding shares of Trust Digital, a provider of enterprise management and security software for mobile devices for a total purchase price of $32.5 million. With this acquisition, we plan to deliver a comprehensive mobile security solution. The results of operations for Trust Digital have been included in our results of operations since the date of acquisition.

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

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$291,722	$199,407
Net cash provided by (used in) investing activities	81,775	(184,112)
Net cash (used in) provided by financing activities	(314,961)	142,998

Overview

At June 30, 2010, our cash, cash equivalents and marketable securities totaled $804.3 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $788.4 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, share repurchases, acquisitions and purchases of marketable securities.

During the six months ended June 30, 2010, we had $149.1 million of net proceeds from the sale or maturity of marketable securities, we had net income of $77.0 million and we received $25.4 million from proceeds from the issuance of common stock under our employee stock benefit plans. In addition, we used $322.0 million for repurchases of our common stock, $36.3 million for purchases of property and equipment and $32.5 million for the acquisition of Trust Digital. Of the $322.0 million used for stock repurchases, $300.0 million was used for share repurchases in the open market and $22.0 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. In addition, during the six months ended June 30, 2010, our cash was negatively impacted by $56.1 million, primarily due to the U.S. Dollar strengthening against the Euro. Approximately 60% of our cash is held in European markets.

During the six months ended June 30, 2009, we had proceeds of $100.0 million from the draw down under an unsecured term loan, net income of $82.1 million and $54.3 million from proceeds from the issuance of common stock under our employee stock benefit plans. We used $127.1 million for the net purchase of marketable securities, $33.7 million for the acquisitions of Endeavor and Solidcore, net of cash acquired, $23.5 million for purchases of property and equipment and $19.7 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009 and paid the principal and accrued interest on our term loan in December 2009. We had no amounts outstanding under the Credit Facility as of June 30, 2010 and December 31, 2009.

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

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2010 and 2009 was primarily the result of our net income of $77.0 million and $82.1 million, respectively, net of non-cash related expenses. During the six months ended June 30, 2010, our primary working capital sources were increased deferred revenue and decreased accounts receivable due to significant cash collections. Our primary working capital uses of cash were increased prepaid expenses, deferred costs of revenue and other assets primarily attributable to prepayments to our partners and increased accounts payable. The amounts for changes in assets and liabilities presented in the condensed consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

During the six months ended June 30, 2009, our primary working capital source was decreased accounts receivable primarily due to significant cash collections in the first quarter of the year due to a higher accounts receivable balance at December 31, 2008. Working capital uses of cash included decreased accrued compensation and benefits and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2010 and December 31, 2009, $620.1 million and $580.6 million, respectively, were held outside the United States. We utilize a variety of operational and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. In the first six months of 2010, we entered into additional distribution-related agreements for approximately $74 million, which expire in 2013 and we entered into lease agreements for a new corporate headquarters facility, which expire in 2020, for approximately $49 million. These commitments were in the ordinary course of our business and we expect to meet these and other obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds.

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

Investing Activities

Net cash provided by investing activities was $81.8 million in the six months ended June 30, 2010 compared to net cash used in investing activities of $184.1 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, we had net proceeds from marketable securities totaling $149.1 million compared to net purchases of marketable securities totaling $127.1 million in the six months ended June 30, 2009.

During the six months ended June 30, 2010, we paid $32.5 million, net of cash acquired, to purchase Trust Digital. During the six months ended June 30, 2009, we paid $31.2 million and $2.5 million, net of cash acquired, to purchase Solidcore and Endeavor Security, Inc. (“Endeavor”), respectively.

Our cash used for purchases of property and equipment increased to $36.3 million for the six months ended June 30, 2010 compared to $23.5 million in the six months ended June 30, 2009. The property and equipment purchased during the six months ended June 30, 2010 was primarily for purchases of computers, equipment and software. The property and equipment purchased during the six months ended June 30, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices.

For the remainder of 2010, we expect to continue to have slight increases in capital expenditures compared to the prior year.

Financing Activities

Net cash used in financing activities was $315.0 million in the six months ended June 30, 2010 compared to net cash provided by financing activities of $143.0 million in the six months ended June 30, 2009.

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the six months ended June 30, 2010, we used $300.0 million to repurchase approximately 8.3 million shares of our common stock in the open market, including commissions paid on these transactions. We had no repurchases of our common stock in the open market during the six months ended June 30, 2009.

During the six months ended June 30, 2010 and 2009, we used $22.0 million and $19.7 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our employee stock benefit plans. In the six months ended June 30, 2010, we received proceeds of $25.4 million compared to $54.3 million in the six months ended June 30, 2009 from issuance of stock under such plans. In addition, during the six months ended June 30, 2009, cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility.

While we expect to continue to receive proceeds from our employee stock benefit plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards granted to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010. The Credit Facility provides a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of June 30, 2010 and December 31, 2009.

The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the Credit Facility) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the Credit Facility) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the Credit Facility). At December 31, 2009, we had $1.5 million of restricted cash deposited at one of our lenders. The $1.5 million deposit was released in the six months ended June 30, 2010 when we amended the Credit Facility. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009. No balances were outstanding under the Credit Facility as of June 30, 2010 or December 31, 2009. At June 30, 2010 and December 31, 2009, we were in compliance with all covenants in the Credit Facility.

The credit facility terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

In addition, we have a 14.0 million Euro credit facility with a bank (“the Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of June 30, 2010 and December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2010, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

False alarms or false positives.  Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms or false positives, while typical in the security industry, can damage or impair the affected computers or network, for example causing the affected computers or network to slow or even shut down, which may have adverse economic consequences to our customers. Our license agreements typically contain provisions, such as disclaimers of warranty and limitations of liability, which seek to limit our exposure to potential product liability claims. However, these provisions may not be enforceable on statutory, public policy or other grounds. In addition, these false alarms or false positives could impair the perceived reliability of our products and could therefore adversely impact market acceptance of our products. We may be subject to litigation claiming damages related to a false alarm or false positive. Damage to our reputation or product liability or related claims brought against us could materially adversely affect our sales or subject us to significant liabilities, including litigation damages. On April 21, 2010, we released a signature file that caused some of our customers’ computers to be rendered inoperable or significantly impacted. Our financial condition, results of operations and cash flows were adversely affected in the second quarter of 2010 by the signature file update release and remediation actions we took. Not withstanding the remediation actions we have taken to date, we may incur significant negative impact to our business and financial results in future periods.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” of our annual report on Form 10-K for the fiscal year ended December 31, 2009. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM and Google. In addition, smaller current or potential competitors may be acquired by third parties with greater financial resources or other competitive advantages. For example, Hewlett-Packard recently acquired 3 Com Corporation. Large vendors of hardware or operating system software increasingly incorporate system and network security functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. Some of our current and potential competitors may have competitive advantages such as longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

Consumer business competition.  More than 35% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox, Verizon and AT&T, PC OEMs, such as Acer, Dell, Sony Computer, Hewlett Packard and Toshiba and OEM partners such as Adobe. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue, operating margin and market share growth. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

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

Keeping pace with industry changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones, personal digital assistants and smart phones; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT, Vista and 7; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a- service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. We may invest in complementary or competitive businesses, products or technologies to help us keep pace with industry changes but these investments may not result in products that are important to our customers or we may not realize the benefits of these investments. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

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

Internal controls, policies and procedures.  Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held and/or non-US companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act, public accounting standards and U.S. export regulations.

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

Unknown tax liabilities.  We may inherit from acquired companies tax liabilities unknown to us and unaccounted for by us at the time of acquisition. In certain instances, we have contractual indemnification rights that may enable us to recover these tax liabilities from prior owners of the acquired companies. If we are unable to recover, in whole or part, or if we do not have contractual indemnification rights or other rights enabling us to recover these tax liabilities from prior owners of the acquired companies, these liabilities could adversely affect our operating results. We may also incur legal expenses related to the recovery of these tax liabilities, which could further adversely affect our operating results.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in both the six months ended June 30, 2010 and June 30, 2009. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Our international operations expose us to more stringent consumer protection and privacy laws. If we improperly disclose personally identifiable information it could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Other legal risks include international labor laws and our relationship with our employees and regional work councils; unexpected changes in regulatory requirements; and compliance with our code of conduct and other internal policies.

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During the six months ended June 30, 2010, we recorded net foreign currency transaction losses of $1.4 million compared to $0.5 million during the six months ended June 30, 2009. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end. The risk associated with fluctuation in foreign currency exchange rates may be heightened due to the recent volatility in the European capital markets.

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

Our PC OEM partners are also in a position to exert competitive pricing pressure. Competition for OEMs’ business continues to increase, and it gives the OEMs leverage to demand lower product prices or other financial concessions from us in order to secure their business. Even if we negotiate what we believe are favorable pricing terms when we first establish a relationship with an OEM, at the time of the renewal of the agreement, we may be required to renegotiate our agreement with them on less favorable terms. Lower net prices for our products or other financial concessions would adversely impact our operating margins.

Our agreements with our PC OEM partners generally have customary termination rights pursuant to which these agreements may be terminated prior to the expiration of their term. If any significant PC OEM partner terminates its agreements with us, we could experience a significant interruption in the distribution of our consumer products through this sales channel and our revenue in future periods could be materially adversely affected.

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 37% and 34% of our net revenue in the six months ended June 30, 2010 and June 30, 2009, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $6.8 million as of June 30, 2010. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

Currency exchange fluctuations.  A significant portion of our transactions outside of the United States are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates.

Potential acceleration of prepaid expenses.  We defer costs of revenue primarily related to revenue sharing and royalty arrangements and recognize these costs over the service period of the related revenue. Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions and royalty costs paid in advance of revenue transactions. We evaluate quarterly and upon contract expiration the remaining value of these prepaid expenses in comparison to estimates of future revenues. If the estimated future revenues are less than the prepaid expenses, then we must accelerate the expense of prepaid amounts that exceed the estimated future revenues. We cannot be certain that a future downturn in the business of parties with whom we have entered into revenue sharing and royalty arrangements or changes in market conditions will not result in the acceleration of prepaid expenses from future periods to current periods, which could adversely affect our results of operations.

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

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. An adverse outcome in any examination could have a significant negative impact on our cash position and net income. Although we have established reserves for examination contingencies, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

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

Risks relating to senior management changes and new hires.  From 2006 to 2008, we experienced significant changes in our senior management team as a number of officers resigned or were terminated and several key management positions were vacant for a significant period of time. In the second quarter of 2010, we experienced a change in our chief financial officer. We may continue to experience changes in senior management going forward.

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

During 2009 and through July 30, 2010, our stock price was highly volatile, ranging from a high of $45.68 to a low of $26.65. On July 30, 2010, our stock’s closing price was $33.10. Announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Delaware law and other provisions of our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2011 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws. In addition, we have a classified board of directors; however, our board of directors will be declassified over the three year period ending with our annual meeting of stockholders in 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the three months ended June 30, 2010, we repurchased approximately 4.6 million shares of our common stock in the open market for approximately $150.0 million.

The table below sets forth all repurchases by us of our common stock during the three months ended June 30, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

April 1, 2010 through April 30, 2010	30	$39.86	—	$350,000
May 1, 2010 through May 31, 2010	2,337	32.46	2,312	274,958
June 1, 2010 through June 30, 2010	2,337	32.15	2,331	200,008

Total	4,704	$32.35	4,643

During the three months ended June 30, 2010, we repurchased approximately 0.1 million shares, of our common stock for approximately $2.2 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

McAfee Inc.

/s/  Keith S. Krzeminski
Keith S. Krzeminski
Chief Accounting Officer and Senior
Vice President, Finance

August 6, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-Q

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3		Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-31216	3.2	May 1, 2009
3.4		Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5		Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1		McAfee, Inc. 2010 Equity Incentive Plan*	8-K	001-31216	10.1	June 23, 2010
10.2		McAfee, Inc. 2010 Director Equity Plan*	8-K	001-31216	10.2	June 23, 2010
10.3		McAfee, Inc. 2002 Employee Stock Purchase Plan*					X
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance					X
101	.SCH	XBRL Taxonomy Extension Schema					X
101	.CAL	XBRL Taxonomy Extension Calculation					X
101	.LAB	XBRL Taxonomy Extension Labels					X
101	.PRE	XBRL Taxonomy Extension Presentation					X
101	.DEF	XBRL Taxonomy Extension Definition					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.