Form 10-Q
period 2010-09-30
McAfee, Inc.
filed 2010-11-05
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31216

McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0316593 (I.R.S. Employer Identification Number)
2821 Mission College Boulevard Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

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

As of October 29, 2010, 154,143,786 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-Q
September 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$860,471	$677,137
Short-term marketable securities	152,798	215,894
Accounts receivable, net	280,451	294,315
Deferred income taxes	276,057	312,080
Prepaid expenses and deferred costs of revenue	276,121	228,102
Other current assets	19,573	35,789

Total current assets	1,865,471	1,763,317
Long-term marketable securities	15,736	57,137
Property and equipment, net	145,735	133,016
Deferred income taxes	317,054	292,657
Intangible assets, net	215,876	292,583
Goodwill	1,298,077	1,284,574
Other assets	141,260	139,902

Total assets	$3,999,209	$3,963,186

LIABILITIES
Current liabilities:
Accounts payable	$60,931	$55,104
Accrued compensation and benefits	123,846	108,332
Other accrued liabilities	226,416	203,967
Deferred revenue	1,097,137	1,068,682

Total current liabilities	1,508,330	1,436,085
Deferred revenue, less current portion	345,335	338,791
Accrued taxes and other long-term liabilities	59,336	70,772

Total liabilities	1,913,001	1,845,648

Commitments and contingencies (Notes 8, 9 and 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2010 and 2009	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 191,459,588 shares at September 30, 2010 and 186,700,719 shares at December 31, 2009
Outstanding: 154,048,020 shares at September 30, 2010 and 158,286,352 shares at December 31, 2009	1,915	1,868
Treasury stock, at cost: 37,411,568 shares at September 30, 2010 and 28,414,367 shares at December 31, 2009	(1,169,816)	(845,118)
Additional paid-in capital	2,429,694	2,251,916
Accumulated other comprehensive loss	(11,288)	(3,291)
Retained earnings	835,703	712,163

Total stockholders’ equity	2,086,208	2,117,538

Total liabilities and stockholders’ equity	$3,999,209	$3,963,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Net revenue:
Service, support and subscription	$461,003	$434,980	$1,359,402	$1,270,432
Product	62,256	50,291	155,841	131,234

Total net revenue	523,259	485,271	1,515,243	1,401,666
Cost of net revenue:
Service, support and subscription	88,148	78,750	263,598	227,153
Product	33,460	28,660	80,548	70,702
Amortization of purchased technology	20,475	19,360	61,313	57,193

Total cost of net revenue	142,083	126,770	405,459	355,048
Operating costs:
Research and development	86,952	82,248	253,479	240,407
Sales and marketing	162,697	155,594	484,413	465,182
General and administrative	58,633	65,948	152,328	149,359
Amortization of intangibles	7,446	10,492	22,591	30,600
Restructuring charges	1,398	1,714	26,279	10,919

Total operating costs	317,126	315,996	939,090	896,467

Income from operations	64,050	42,505	170,694	150,151
Interest and other (expense) income, net	(872)	1,028	(358)	2,982
Impairment of marketable securities	—	—	—	(710)
Gain on sale of investments, net	63	41	200	267

Income before provision for income taxes	63,241	43,574	170,536	152,690
Provision for income taxes	16,681	6,785	46,996	33,792

Net income	$46,560	$36,789	$123,540	$118,898

Other comprehensive income (loss):
Unrealized gain on marketable securities, net	$384	$1,584	$699	$3,346
Foreign currency translation gain (loss)	14,943	6,097	(8,696)	14,613

Comprehensive income	$61,887	$44,470	$115,543	$136,857

Net income per share — basic	$0.30	$0.23	$0.80	$0.76

Net income per share — diluted	$0.30	$0.23	$0.79	$0.75

Shares used in per share calculation — basic	152,788	157,186	154,976	155,580

Shares used in per share calculation — diluted	154,988	159,925	157,215	158,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$123,540	$118,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,030	126,402
Stock-based compensation expense	87,683	75,656
Excess tax benefits from stock-based awards	(9,338)	(8,643)
Deferred income taxes	26,660	12,993
Non-cash restructuring charges	12,857	840
Impairment of marketable securities	—	710
Other non-cash items	4,665	4,592
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	6,386	95,744
Prepaid expenses, deferred costs of revenue and other assets	(37,623)	(72,097)
Accounts payable	6,136	2,203
Accrued compensation and benefits and other liabilities	29,467	(25,150)
Deferred revenue	51,439	19,071

Net cash provided by operating activities	430,902	351,219

Cash flows from investing activities:
Purchase of marketable securities	(287,159)	(307,789)
Proceeds from sales of marketable securities	145,929	14,830
Proceeds from maturities of marketable securities	247,445	141,265
Purchase of property and equipment	(54,481)	(44,401)
Acquisitions, net of cash acquired	(42,489)	(171,618)
Other investing activities	10,390	158

Net cash provided by (used in) investing activities	19,635	(367,555)

Cash flows from financing activities:
Proceeds from issuance of common stock under our employee stock benefit plans	83,402	70,548
Excess tax benefits from stock-based awards	9,338	8,643
Repurchase of common stock	(324,698)	(21,737)
Bank borrowings	—	100,000
Payment of accrued purchase price and contingent consideration	(19,556)	(4,949)
Other financing activities	(3,157)	—

Net cash (used in) provided by financing activities	(254,671)	152,505
Effect of exchange rate fluctuations on cash	(12,532)	19,902

Net increase in cash and cash equivalents	183,334	156,071
Cash and cash equivalents at beginning of period	677,137	483,302

Cash and cash equivalents at end of period	$860,471	$639,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

On August 18, 2010, we entered into a definitive agreement under which Intel Corporation (“Intel”) will acquire all of our common stock, through a merger, for $48 per share in cash and we will become a wholly owned subsidiary of Intel. The definitive agreement related to the acquisition was approved and adopted by our stockholders on November 2, 2010. The acquisition is subject to regulatory approvals and other customary closing conditions.

Upon closing of the acquisition, each outstanding share of our common stock and, subject to certain exceptions, each share of our common stock subject to restricted stock awards, vested restricted stock units and vested restricted stock units with performance-based vesting will be converted into the right to receive $48 in cash. In addition, upon closing of the acquisition, subject to certain exceptions, and based upon formulas set forth in the definitive agreement, outstanding options to acquire our common stock will be converted into options to acquire shares of Intel common stock, and outstanding unvested restricted stock units and unvested restricted stock units with performance-based vesting will be converted into restricted stock units denominated in shares of Intel common stock.

The definitive agreement contains certain termination rights for us and Intel, including, subject to the terms of the agreement, if our Board of Directors determines to accept a “Superior Proposal” as defined in the agreement, and also provides that under certain circumstances, upon termination, we may be required to pay Intel a termination fee of $230 million. We expect the merger to be completed by the middle of 2011.

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include our accounts as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and September 30, 2009. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any future periods.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies

Deferred Costs of Revenue and Prepaid Expenses

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements and the direct cost of materials that are associated with product revenue and revenue from licenses under subscription arrangements. These costs are deferred over a service period, including arrangements that are deferred due to lack of Vendor Specific Objective Evidence (“VSOE”) of fair value on an undelivered element. Deferred costs are classified as current or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized. Our short-term deferred costs of revenue are in the “prepaid expenses and deferred costs of revenue” line item and our long-term deferred costs of revenue are in the “other assets” line item on our condensed consolidated balance sheets. At September 30, 2010 and December 31, 2009, deferred costs of revenue are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Short-term deferred costs of revenue	$99,293	$89,618
Long-term deferred costs of revenue	18,009	17,739

Total deferred costs of revenue	$117,302	$107,357

Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated renewal transactions, royalty costs paid in advance of revenue transactions, prepaid commissions, prepaid insurance, prepaid rent, prepaid marketing and prepaid taxes. Our short-term prepaid expenses are in the “prepaid expenses and deferred costs of revenue” line item and our long-term prepaid expenses are in the “other assets” line item on our condensed consolidated balance sheets. The current and non-current classification of advance payments related to revenue sharing and royalties is based upon estimates of the anticipated timing of future transactions that give rise to revenue sharing or royalty obligations. These estimates rely on forecasted future revenues, which are subject to adjustment as forecasts are revised. At September 30, 2010 and December 31, 2009, prepaid expenses associated with revenue-sharing and royalty arrangements are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Short-term prepaid expenses	$98,934	$71,388
Long-term prepaid expenses	86,542	93,069

Total prepaid expenses	$185,476	$164,457

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances, net of write downs for excess and obsolete inventory, are included in the “other current assets” line item on our condensed consolidated balance sheets and were $6.1 million as of September 30, 2010 and $11.4 million at December 31, 2009.

Reclassifications

During the fourth quarter of 2009, we reclassified a limited number of Stock Keeping Units (“SKUs”) which were incorrectly classified as service and support net revenue instead of subscription net revenue. In the three and nine months ended September 30, 2009, such service and support net revenue should have been $230.1 million and $658.3 million, a decrease of $20.7 million and $55.3 million, respectively, from the amounts previously reported. In the three and nine months ended September 30, 2009, such subscription net revenue should have been $204.8 million and $612.1 million, an increase of $20.7 million and $55.3 million, respectively, from the amounts previously reported. Total net revenue, gross profit and net income were not impacted by this reclassification. We have combined service and support net revenue and subscription net revenue in our condensed consolidated statements of income and

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income into one line item labeled service, support and subscription net revenue. The combination of these two line items is consistent with how we manage our business as the entire amount relates to service revenue that is primarily recognized ratably over the performance period.

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

2010 Acquisitions

On August 25, 2010, we acquired 100% of the outstanding shares of tenCube Pte Ltd. (“tenCube”), a provider of mobile security applications, for $10.6 million. On June 3, 2010, we acquired 100% of the outstanding shares of TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”), a provider of enterprise management and security software for mobile devices, for $32.5 million.

The preliminary allocations of the purchase prices for tenCube and Trust Digital were based upon estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain deferred tax assets and liabilities for tenCube.

Our preliminary purchase price allocation for tenCube and Trust Digital is as follows (in thousands):

		Trust	Total 2010
	tenCube	Digital	Acquisitions

Technology	$3,200	$2,900	$6,100
In-process technology	—	2,300	2,300
Other intangibles	1,100	400	1,500
Goodwill	5,833	16,922	22,755
Deferred tax assets	—	12,301	12,301
Cash	585	30	615
Other assets	89	210	299

Total assets acquired	10,807	35,063	45,870

Accounts payable and accrued liabilities	72	218	290
Deferred revenue	131	184	315
Deferred tax liabilities	—	2,161	2,161

Total liabilities assumed	203	2,563	2,766

Net assets acquired	$10,604	$32,500	$43,104

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets with a discount rate reflective of the risk of the respective cash flows. Goodwill for Trust Digital and tenCube, which is not deductible for tax purposes, resulted primarily from our expectation that we will expand our endpoint offerings to our customers to include a wide range of mobile operating systems. We intend to incorporate Trust Digital’s technologies into our endpoint protection capabilities, integrating it with our McAfee ePolicy Orchestrator console. We intend to incorporate tenCube’s technologies into our consumer security product portfolio.

2009 Acquisitions

In 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”) for $3.2 million, Solidcore Systems, Inc. (“Solidcore”) for $40.5 million and MX Logic, Inc. (“MX Logic”) for $163.1 million. The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities and the cost approach for certain tangible assets, using a discount rate reflective of the risk of the respective cash flows. In the nine months ended September 30, 2010, we had purchase price adjustments totaling $0.9 million for Solidcore, which were recorded primarily to deferred taxes and goodwill.

The Solidcore purchase agreement provides for earn-out payments up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets. The fair value of the contingent consideration arrangement at acquisition of $8.4 million was accrued as part of the purchase price. Since the acquisition date, the amount accrued in the financial statements has increased by $2.6 million due to an increase in the net present value of the liability due to the passage of time and changes in the probability of achievement used to develop the estimates of the remaining accrual. One of the product development and integration milestones was achieved in the fourth quarter of 2009, which resulted in the payment of $2.0 million of contingent consideration during the nine months ended September 30, 2010, and another product development milestone and one of the financial target milestones was achieved in the third quarter of 2010, resulting in the payment of $6.0 million to be made in the fourth quarter of 2010.

The MX Logic purchase agreement provides for earn-out payments up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. The fair value of the contingent consideration arrangement at acquisition of $24.6 million was accrued as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual has not changed significantly, and the amount accrued in the financial statements has increased by $3.9 million primarily due to an increase in the net present value of the liability due to the passage of time. One of the revenue targets was achieved in the first quarter of 2010, which resulted in the payment of $15.0 million of contingent consideration during the nine months ended September 30, 2010.

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for tenCube, Trust Digital, Endeavor or MX Logic, as the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information presents our combined results with Solidcore as if the acquisition had occurred at the beginning of the nine-months ended September 30, 2009 (in thousands, except per share data):

Nine Months Ended
September 30, 2009

Pro forma net revenue	$1,403,326

Pro forma net income	$113,896

Pro forma net income per share — basic	$0.73

Pro forma net income per share — diluted	$0.72

Shares used in per share calculation — basic	155,580

Shares used in per share calculation — diluted	158,250

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

4.	Financial Instruments

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	September 30, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$68,553	$16	$(1)	$68,568
Foreign government securities	2,150	2	—	2,152
Certificates of deposit and time deposits	47,400	—	—	47,400
Corporate debt securities	36,058	701	(4)	36,755
Mortgage-backed securities	6,489	1,714	(86)	8,117
Asset-backed securities	4,850	1,227	(535)	5,542

	$165,500	$3,660	$(626)	$168,534

		December 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury and agency securities	$95,310	$208	$(243)	$95,275
Foreign government securities	26,882	4	(58)	26,828
Certificates of deposit and time deposits	39,212	—	—	39,212
Corporate debt securities	91,636	618	(46)	92,208
Mortgage-backed securities	9,153	783	(560)	9,376
Asset-backed securities	9,017	1,991	(876)	10,132

	$271,210	$3,604	$(1,783)	$273,031

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, $152.8 million of marketable securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $15.7 million have maturities greater than one year with most of the maturities being greater than ten years, and are classified as non-current assets.

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2010	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$7,538	$(1)	$—	$—	$7,538	$(1)
Corporate debt securities	9,135	(4)	—	—	9,135	(4)
Mortgage-backed securities	—	—	2,676	(86)	2,676	(86)
Asset-backed securities	—	—	2,228	(535)	2,228	(535)

	$16,673	$(5)	$4,904	$(621)	$21,577	$(626)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses	Value	Losses

United States treasury and agency securities	$20,652	$(36)	$2,565	$(207)	$23,217	$(243)
Foreign government securities	14,865	(58)	—	—	14,865	(58)
Corporate debt securities	28,635	(46)	—	—	28,635	(46)
Mortgage-backed securities	—	—	5,449	(560)	5,449	(560)
Asset-backed securities	1,719	(2)	2,192	(874)	3,911	(876)

	$65,871	$(142)	$10,206	$(1,641)	$76,077	$(1,783)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not include other-than-temporary impairments (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Realized gains	$63	$42	$337	$269
Realized losses	—	(1)	(137)	(2)

Net realized gain	$63	$41	$200	$267

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time, we enter into foreign exchange contracts to reduce exposures associated with monetary assets and liabilities that are not denominated in the functional currency, such as accounts receivable and accounts payable denominated in Euro, British Pound, and Japanese Yen. The foreign exchange contracts typically range from one to three months in original maturity. We recognize these derivatives, which are included in the “other current assets” and “other accrued liabilities” line items on the condensed consolidated balance sheets, at fair value. On the condensed consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into foreign exchange contracts for trading or speculative purposes.

The foreign exchange contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the “interest and other (expense) income, net” line item on our condensed consolidated statements of income and comprehensive income.

The fair value of our foreign exchange contracts outstanding are presented below (in thousands):

	September 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	Fair Value	Fair Value	Fair Value	Fair Value

Foreign exchange contracts	$1,974	$(539)	$181	$(193)

In the three months ended September 30, 2010 and 2009, we recorded a $0.8 million and a $0.4 million realized gain, respectively, on derivatives. In the nine months ended September 30, 2010 and 2009, we recorded a $5.3 million and a $1.3 million realized loss, respectively, on derivatives. These amounts are recognized in the “interest and other (expense) income, net” line item on our condensed consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

5.	Fair Value Measurements

The carrying amounts of our financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price. Our Level 1 measurements relate primarily to United States treasury and agency securities and foreign exchange contracts. Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs that are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security. Our Level 2 measurements relate primarily to certificates of deposit and corporate debt securities. Level 3 classification is applied to fair value measurements when fair values are derived

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from significant unobservable inputs. Our Level 3 measurements relate to our contingent purchase consideration liabilities. In the three months ended September 30, 2010, we did not have any transfers amongst Level 1, Level 2 and Level 3.

The following table presents the types of fair value measurements for our marketable debt securities, foreign exchange contracts and contingent purchase consideration liabilities as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	September 30,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$226,545	$1,500	$225,045	$—
United States treasury and agency securities(2)	68,568	57,016	11,552	—
Foreign government securities(2)	2,152	—	2,152	—
Certificates of deposit and time deposits(2)	47,400	—	47,400	—
Corporate debt securities(2)	36,755	—	36,755	—
Mortgage-backed securities(2)	8,117	—	8,117	—
Asset-backed securities(2)	5,542	—	5,542	—
Foreign exchange derivative assets(3)	1,974	1,974	—	—

Total assets measured at fair value	$397,053	$60,490	$336,563	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$539	$539	$—	$—
Contingent purchase consideration liabilities(5)	22,595	—	—	22,595

Total liabilities measured at fair value	$23,134	$539	$—	$22,595

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

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign exchange contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral and level of subordination for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. We corroborate the prices obtained from the pricing service against other independent sources and, as of September 30, 2010, have not found it necessary to make any adjustments to the prices obtained. Our corporate debt securities, with the exception of one impaired security with a fair value of $1.2 million that has no rating, are high quality, investment-grade securities with a minimum credit rating of A.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

The fair value of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair value is determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life of the instruments for changes in risks and probabilities.

6.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	September 30,
	2009	Acquired	Adjustment	Exchange	2010

North America	$912,958	$19,088	$(1,423)	$(1,835)	$928,788
EMEA	256,207	991	(522)	(5,644)	251,032
Japan	41,578	614	(169)	—	42,023
APAC	52,303	2,062	(45)	195	54,515
Latin America	21,528	—	(28)	219	21,719

Total	$1,284,574	$22,755	$(2,187)	$(7,065)	$1,298,077

The adjustments to goodwill are primarily a result of an escrow recovery payment related to the SafeBoot acquisition and our final purchase accounting tax adjustments for the Solidcore acquisition.

The components of intangible assets are as follows (in thousands):

	September 30, 2010				December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.2 years	$449,640	$(313,278)	$136,362	$444,732	$(255,148)	$189,584
Trademarks and patents	5.1 years	43,074	(38,901)	4,173	43,206	(37,604)	5,602
Customer base and other intangibles	5.8 years	218,340	(142,999)	75,341	218,967	(121,570)	97,397

		$711,054	$(495,178)	$215,876	$706,905	$(414,322)	$292,583

The aggregate amortization expenses for the intangible assets listed above totaled $27.9 million and $29.9 million in the three months ended September 30, 2010 and 2009, respectively, and $83.9 million and $87.8 million in the nine months ended September 30, 2010 and 2009, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of September 30, 2010 is as follows (in thousands):

Remainder of 2010	$26,602
2011	87,777
2012	49,907
2013	24,311
2014	15,893
Thereafter	11,386

$215,876

7.	Restructuring Charges

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

Restructuring charges in the nine months ended September 30, 2010 totaled $26.3 million, consisting of $14.7 million related to eight facilities that were vacated in 2010 and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010, $11.4 million related to the elimination of certain positions and $0.2 million net additional accruals for our 2009 Restructuring.

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

2010 Restructuring

Activity and liability balances related to our 2010 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2010	$—	$—	$—
Restructuring accrual	9,971	12,176	22,147
Adjustment to liability	(467)	(727)	(1,194)
Accretion	150	—	150
Cash payments	(3,321)	(10,100)	(13,421)
Effects of foreign currency exchange	(159)	70	(89)

Balance, September 30, 2010	$6,174	$1,419	$7,593

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total $14.7 million 2010 restructuring charge for facilities, $12.4 million and $2.3 million was recorded in North America and EMEA, respectively. Approximately $5.0 million of the facilities restructuring charge was related to accelerated depreciation net of deferred rent associated with the terminated leases that are not included in the restructuring accrual. Lease termination costs will be paid through 2018.

Of the total $11.4 million 2010 restructuring charge for severance and other benefits, $7.1 million, $3.4 million, $0.7 million, $0.1 million and $0.1 million was recorded in North America, EMEA, APAC, Japan and Latin America, respectively. Severance and other benefits are expected to be paid in 2010.

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	11,227	12,750
Adjustment to liability	144	80	224
Accretion	15	—	15
Cash payments	(512)	(9,326)	(9,838)
Effects of foreign currency exchange	—	(45)	(45)

Balance, December 31, 2009	$1,170	$1,936	$3,106
Restructuring accrual	—	226	226
Adjustment to liability	224	(296)	(72)
Accretion	22	—	22
Cash payments	(528)	(1,682)	(2,210)
Effects of foreign currency exchange	—	(13)	(13)

Balance, September 30, 2010	$888	$171	$1,059

Lease termination costs are expected to be paid through 2014 and severance and other benefits are expected to be paid in 2010.

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Adjustment to liability	357	(156)	201
Accretion	251	—	251
Cash payments	(3,106)	(3,940)	(7,046)
Effects of foreign currency exchange	189	(7)	182

Balance, December 31, 2009	$3,862	$33	$3,895
Adjustment to liability	(102)	7	(95)
Accretion	103	—	103
Cash payments	(1,248)	(40)	(1,288)
Effects of foreign currency exchange	(81)	—	(81)

Balance, September 30, 2010	$2,534	$—	$2,534

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease termination costs will be paid through 2015.

8.	Warranty Accrual and Guarantees

We offer a warranty of 90 days on our hardware products and a warranty period from 30 to 60 days on our software products. We record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of September 30, 2010 and December 31, 2009 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2009	$1,110
Additional accruals	3,519
Costs incurred during the period	(3,323)

Balance, December 31, 2009	1,306
Additional accruals	3,221
Costs incurred during the period	(3,218)

Balance, September 30, 2010	$1,309

The following is a summary of certain guarantee and indemnification agreements as of September 30, 2010:

•	Under the indemnification provision of our software license agreements and partner agreements, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We also include this infringement indemnification in selected managed service arrangements. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third- party, we will indemnify our vendor against any loss, expense, or liability from any damages. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum liability under these indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Subject to limited exceptions, the representations and warranties made in these agreements have expired. We have not paid any amounts, incurred any significant expense or recorded any accruals under these indemnifications. The estimated fair value of these indemnification clauses is minimal.

•	We indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Our maximum potential liability under these indemnification agreements is not limited; however, we have director and officer insurance coverage that we believe will enable us to recover a portion or all of any future amounts paid.

•	Under the indemnification provision of the agreement entered into by Secure Computing in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for breach of any representation or

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. In August 2010, we agreed upon the terms of a settlement of claims made by the purchaser under the indemnification provisions of the agreement including the release of those claims against McAfee. In consideration of the settlement and release of those claims, a portion of the escrowed funds from the sales proceeds were released to the purchaser and the remainder of escrowed funds were released to us. There are no other claims outstanding at this time.

If we believe a liability associated with any of our indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

9.	Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of September 30, 2010 and December 31, 2009.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. At September 30, 2010 and December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

In addition, we have a 14 million Euro credit facility with a bank (“Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of September 30, 2010 and December 31, 2009.

10.	Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities, net	$697	$2,681	$1,359	$5,134
Reclassification adjustment for net (gain) loss on marketable securities recognized during the period	(63)	(41)	(200)	443
Foreign currency translation gain (loss)	14,943	6,097	(8,696)	14,613

Total other comprehensive income (loss), before tax	15,577	8,737	(7,537)	20,190
Income tax expense related to items of other comprehensive income	(250)	(1,056)	(460)	(2,231)

Total other comprehensive income (loss), net of tax	$15,327	$7,681	$(7,997)	$17,959

Accumulated other comprehensive loss is comprised of the following items (in thousands):

	September 30,	December 31,
	2010	2009

Unrealized gain on available-for-sale securities, net of tax	$1,791	$1,092
Cumulative translation adjustment	(13,079)	(4,383)

Total	$(11,288)	$(3,291)

11.	Employee Stock Benefit Plans

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

The following table summarizes stock-based compensation expense recorded by condensed consolidated statements of income and comprehensive income line item (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of net revenue — service, support and subscription	$1,614	$1,214	$4,543	$3,286
Cost of net revenue — product	398	384	1,101	1,120

Stock-based compensation expense included in cost of net revenue	2,012	1,598	5,644	4,406
Research and development	9,174	6,699	23,227	19,904
Sales and marketing	12,751	10,646	36,936	36,841
General and administrative	7,849	7,656	21,876	20,563

Stock-based compensation expense included in operating costs	29,774	25,001	82,039	77,308

Total stock-based compensation expense	31,786	26,599	87,683	81,714
Deferred tax benefit	(8,859)	(7,770)	(25,236)	(22,394)

Total stock-based compensation expense, net of tax	$22,927	$18,829	$62,447	$59,320

We had no stock-based compensation costs capitalized as part of the cost of an asset.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, the estimated fair value of all unvested options, RSUs, RSAs, PSUs and ESPP grants that have not yet been recognized as stock-based compensation expense was $134.9 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 1.9 years. This amount does not reflect stock-based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of September 30, 2010.

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

Our consolidated provision for income taxes for the three months ended September 30, 2010 and 2009 was $16.7 million and $6.8 million, respectively, reflecting an effective tax rate of 26% and 16%, respectively. The effective tax rate for the three months ended September 30, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended September 30, 2009 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions as well as tax benefits recognized in the third quarter as a result of statute expirations in various jurisdictions.

Our consolidated provision for income taxes for the nine months ended September 30, 2010 and 2009 was $47.0 million and $33.8 million, respectively, reflecting an effective tax rate of 28% and 22%, respectively. For both the nine months ended September 30, 2010 and September 30, 2009, the effective tax rate differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the holiday period to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of September 30, 2010.

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Accounting guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $4.5 million to $10.8 million as audits close and statutes expire.

In the three months ended September 30, 2010, we concluded the examinations in the United States for the calendar years 2006 and 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. The conclusion of these examinations did not have a material impact on the financial statements. We continue to be under audit in other jurisdictions, including the State of California for the years 2004 to 2007. We cannot reasonably determine if other examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations. We expect the Internal Revenue Service to begin conducting an examination of our federal income tax returns for the calendar years 2008 and 2009 by the end of 2010. In January 2009 we concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year resulting in a tax benefit of approximately $2.2 million. In addition, the statute of limitations related to various domestic and foreign jurisdictions expired in the nine months ended September 30, 2009, resulting in a tax benefit of approximately $13.6 million.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income Per Share

The computation of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$46,560	$36,789	$123,540	$118,898

Basic weighted-average common stock outstanding	152,788	157,186	154,976	155,580
Dilutive options, RSUs, RSAs, PSUs and ESPP grants(1)	2,200	2,739	2,239	2,670

Diluted weighted-average shares	154,988	159,925	157,215	158,250

Net income per share — basic	$0.30	$0.23	$0.80	$0.76

Net income per share — diluted	$0.30	$0.23	$0.79	$0.75

(1)	In the three months ended September 30, 2010 and 2009, 3.8 million and 3.2 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.3 million and 1.0 million PSUs for the three months ended September 30, 2010 and 2009, respectively, as they are contingently issuable shares.

In the nine months ended September 30, 2010 and 2009, 3.7 million and 5.4 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 1.3 million and 1.0 million PSUs for the nine months ended September 30, 2010 and 2009, respectively, as they are contingently issuable shares.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue by region:
North America	$312,279	$273,464	$882,334	$793,295
EMEA	125,377	136,034	386,865	385,984
Japan	38,157	33,135	109,441	102,547
APAC	27,316	26,087	78,338	69,372
Latin America	20,130	16,551	58,265	50,468

Net revenue	$523,259	$485,271	$1,515,243	$1,401,666

Income from operations by region:
North America	$238,562	$205,416	$676,221	$586,419
EMEA	86,277	96,044	265,323	273,189
Japan	29,931	25,926	84,184	79,757
APAC	13,749	15,937	44,264	44,711
Latin America	15,014	10,845	42,079	35,118
Corporate and other	(319,483)	(311,663)	(941,377)	(869,043)

Income from operations	$64,050	$42,505	$170,694	$150,151

Corporate and other includes research and development expenses, cost of net revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation expense, amortization of purchased technology and other intangibles, restructuring charges and costs associated with our signature file update released on April 21, 2010. These expenses are either not attributable to any specific geographic region or are not included in the segment measure of income from operations reviewed by our chief operating decision maker. In the third quarter of 2010, additional expenses were included in the segment measure of income from operations reviewed by our chief operating decision maker. We have included these types of expenses in the respective prior periods to conform to our current period presentation. Additionally, income from operations by region, excluding corporate and other, reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for our consolidated income from operations, but are reflected as period expense in the income from operations by region above. The difference between income from operations and income before provision for income taxes is reflected on the face of our condensed consolidated statements of income and comprehensive income.

15.	Litigation

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of September 30, 2010, we had accrued aggregate liabilities of approximately $43.1 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Beginning on August 19, 2010, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara and two putative class action lawsuits were filed in the Court of Chancery of the State of Delaware against, among others, McAfee, our directors and certain of our officers. On September 8, 2010, the Santa Clara Superior Court issued an order consolidating the lawsuits filed in Santa Clara Superior Court under the Master File No. 1-10-CV-180413 (the “Santa Clara Action”) and deferring consideration of the issue of appointment of lead counsel. On September 15, 2010, the Delaware Chancery Court issued an order (i) consolidating the lawsuits filed in Delaware Chancery Court under the caption In re McAfee, Inc. Shareholders Litigation, C.A. No. 5752 (the “Delaware Action”); (ii) appointing co-lead counsel; and (iii) appointing a Delaware Liaison Counsel for plaintiffs.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 20, 2010, the plaintiffs in the Santa Clara Action filed a purported consolidated class action complaint in Santa Clara Superior Court under the caption In re McAfee Inc. Shareholder Litigation, Case No. 1-10-CV-180413 (the “Santa Clara Consolidated Complaint”). The two Delaware actions are captioned Natalie Gordon v. McAfee, Inc., et al., C.A. No. 5752 (Del. Ch.) (filed Aug. 20, 2010) and Irene Dixon v. McAfee, Inc., et al., C.A. No. 5789 (Del. Ch.) (filed Sept. 2, 2010) (we refer to the complaints filed in these actions collectively as the “Delaware Complaints”).

The lawsuits purport to have been filed on behalf of all holders of our common stock. McAfee and our current directors are defendants in each of these lawsuits.

The Santa Clara Consolidated Complaint and the Delaware Complaints generally allege that the directors (whom we refer to, collectively, as the “Individual Defendants”) breached their fiduciary duties by, among other things, engaging in an unfair process to consummate the proposed acquisition of McAfee by Intel (the “Merger”) and failing to maximize stockholder value in negotiating and approving the definitive agreement related to the Merger. The complaints also generally allege that McAfee and Intel — and in the case of the Delaware Complaints, Merger Sub — aided and abetted the Individual Defendants’ alleged breaches of fiduciary duty. The complaints seek, among other things, declaratory and injunctive relief, including the injunction of the merger. The Delaware Complaints also seek compensatory damages in an unspecified amount.

On September 20, 2010, counsel for the plaintiffs in the Delaware Action informed the Delaware Chancery Court that the Delaware plaintiffs had reached an agreement with the California plaintiffs to coordinate the respective litigations and, among other things, to conduct any expedited proceedings in Santa Clara Superior Court. There has been no activity in the Delaware Action since that date, and the Delaware plaintiffs have informed us that they consider the Delaware Action to be temporarily stayed.

In the Santa Clara Action, the plaintiffs filed a motion seeking expedited discovery, claiming to need such discovery in order to file a motion to preliminarily enjoin the stockholder vote regarding the Merger. We opposed plaintiffs’ motion. On October 5, 2010, the Santa Clara County Court denied plaintiffs’ motion for expedited discovery. Beginning on October 18, 2010, pursuant to an agreement among the parties to the Santa Clara Action, we provided the plaintiffs with certain discovery relating to the Merger. On October 20, 2010, McAfee and the Individual Defendants filed a motion, which Intel joined, requesting that the Santa Clara Consolidated Complaint be dismissed. Briefing on that motion, which remains pending, is currently scheduled to conclude on December 23, 2010. On October 26, 2010, plaintiffs’ counsel in the Santa Clara Action informed us that plaintiffs would not seek injunctive relief prior to the November 2, 2010, stockholder meeting regarding the Merger, and instead would file an amended complaint seeking to recover the plaintiff class’s alleged damages. To date, plaintiffs have not filed an amended complaint. We intend to vigorously defend these lawsuits.

In June 2006, Finjan Software, Ltd. (“Finjan”) filed a complaint in the United States District Court for the District of Delaware (the “District Court”) against Secure Computing, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure Computing willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure Computing. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure Computing from infringing the asserted claims of the Finjan patents. On November 4, 2010, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the District Court’s verdict as to infringement, affirmed the District Court’s damages award, and remanded to the District Court to determine post-judgment, pre-injunction damages. We previously accrued a liability in the amount of the District Court’s damages award plus estimated post-judgment, pre-injunction damages. We are considering seeking a rehearing or further appeal.

We have other patent infringement cases pending against us that we intend to vigorously defend.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our pending acquisition by Intel Corporation (“Intel”) including the timing of the close, our anticipated future income including the amount and mix of revenue among types of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Report on Form 10-Q and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include, but are not limited to: “McAfee,” “ePolicy Orchestrator,” “McAfee AntiVirus Plus,” “VirusScan,” “IntruShield,” “Foundstone,” “SiteAdvisor,” “McAfee Total Protection,” “McAfee AntiSpyware,” “McAfee Security Innovation Alliance,” “McAfee Security,” “SafeBoot,” “ScanAlert,” “McAfee SECURE,” “McAfee Family Protection,” “McAfee Labs,” “McAfee Total Care,” “McAfee Online Backup,” “McAfee Security Center,” “McAfee Policy Auditor,” and “TrustedSource.” Any other non-McAfee related products, registered and/or unregistered trademarks contained herein are only by reference and are the sole property of their respective owners.

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

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from licenses under subscription arrangements and (ii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In the three months ended September 30, 2010, service, support and subscription revenue accounted for 88% of net revenue and product revenue accounted for 12% of net revenue. In the nine months ended September 30, 2010, service, support and subscription revenue accounted for 90% of net revenue and product revenue accounted for 10% of net revenue.

Pending Acquisition by Intel

On August 18, 2010, we entered into a definitive agreement under which Intel Corporation (“Intel”) will acquire all of our common stock, through a merger, for $48 per share in cash and we will become a wholly owned subsidiary of Intel. The definitive agreement related to the acquisition was approved and adopted by our stockholders on November 2, 2010. The acquisition is subject to regulatory approvals and other customary closing conditions.

Upon closing of the acquisition, each outstanding share of our common stock and, subject to certain exceptions, each share of our common stock subject to restricted stock awards, vested restricted stock units and vested restricted stock units with performance-based vesting will be converted into the right to receive $48 in cash. In addition, upon closing of the acquisition, subject to certain exceptions, and based upon formulas set forth in the definitive agreement, outstanding options to acquire our common stock will be converted into options to acquire shares of Intel common stock, and outstanding unvested restricted stock units and unvested restricted stock units with performance-based vesting will be converted into restricted stock units denominated in shares of Intel common stock.

The definitive agreement contains certain termination rights for us and Intel, including, subject to the terms of the agreement, if our Board of Directors determines to accept a “Superior Proposal” as defined in the agreement, and also provides that under certain circumstances, upon termination we may be required to pay Intel a termination fee of $230 million. We expect the merger to be completed by the middle of 2011.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Five of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income, net income, net cash provided by operating activities and deferred revenue. In addition, our management considers certain “non-GAAP” metrics (derived by adjusting net revenue, operating income and net income for certain items) when evaluating our ongoing performance and/or predicting our earnings trends. These items include stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, litigation-related and other costs, marketable securities (accretion) impairment, GAAP income taxes, and certain other items. In addition, on April 21, 2010, we released a signature file update that caused some of our customers’ computers to be rendered inoperable or significantly impacted. We have assisted our customers to resolve their computer problems and have taken steps to prevent a similar problem from recurring. We have adjusted our year-to-date net revenue, operating income and net income for impacts of the signature file update for “non-GAAP” metrics as our management does not consider these impacts when evaluating our ongoing performance and/or predicting our earnings. We did not have a significant impact to net revenue, operating income and net income during the three months ended September 30, 2010 due to the release of the signature file update on April 21, 2010. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Revenue.  As discussed more fully below, our net revenue in the three months ended September 30, 2010 grew by $38.0 million, or 8%, to $523.3 million from $485.3 million in the three months ended September 30, 2009. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. Net revenue from our 2009 acquisitions contributed $14.0 million in the three months ended September 30, 2010. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $17.2 million in the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Our net revenue in the nine months ended September 30, 2010 grew by $113.6 million, or 8%, to $1,515.2 million from $1,401.7 million in the nine months ended September 30, 2009. Net revenue from our 2009 acquisitions contributed $39.8 million in the nine months ended September 30, 2010. Changes in the

U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $11.0 million in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, our net revenue decreased by $6.1 million due to the release of the signature file update on April 21, 2010 and the remediation actions we took. The negative impact was specifically related to prior-period deferred revenue which was originally scheduled to be recognized in the nine months ended September 30, 2010 from the balance sheet, but was delayed until future periods due to remediation actions we took. In addition, during the nine months ended September 30, 2010, we had lower upfront revenue on corporate sales due to increased durations of agreements and larger discounts given during the three months ended June 30, 2010 to customers impacted by the signature file update.

Operating Income.  Operating income increased $21.5 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to the $22.7 increase in our gross margin. Operating income increased $20.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to the increase in our gross margin, offset by increases in operating costs. The increase in expenses included: (i) a $22.4 million increase in salaries and benefits due to increases in headcount, (ii) a $15.4 million increase in restructuring charges due to vacating facilities and realigning our staffing across all departments, (iii) a $6.0 million increase in stock-based compensation expense discussed more fully in “Stock-based Compensation Expense” below, (iv) $5.6 million of costs associated with our acquisition by Intel in the nine months ended September 30, 2010 and (v) increases in costs of revenues primarily related to infrastructure costs and costs related to our online subscription arrangements. Due to the release of the signature file update on April 21, 2010 and remediation actions we took, our net revenue was negatively impacted by approximately $6.1 million, our cost of net revenue was negatively impacted by $0.7 million and our operating costs were negatively impacted by $1.1 million.

The $9.6 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 resulted from a $38.0 million increase in net revenue that exceeded (i) the $16.5 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $11.9 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

The $26.8 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted from a $119.7 million increase in non-GAAP net revenue that exceeded (i) the $47.0 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $45.8 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal expense included in the calculation of non-GAAP operating income in 2010 compared to 2009 due to a benefit in 2009 from a $6.5 million insurance reimbursement. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Income.  The $9.8 million increase in net income in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable a $21.5 million increase in income from operations discussed above, offset by an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below.

The $4.6 million increase in net income in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to a $20.5 million increase in income from operations discussed above, offset by an increase in our effective tax rate discussed more fully in “Provision for Income Taxes” below.

The $5.6 million and $16.9 million increases in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30,

2009, respectively, resulted from the increases in non-GAAP operating income described above. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net cash provided by operating activities.  The $79.7 million increase in net cash provided by operating activities in the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 was primarily attributable to our continued focus on operating cash flows. The increase consisted of a $4.6 million increase in net income, a $39.0 million increase in non-cash adjustments to net income, which included a $12.0 million increase in non-cash restructuring charges, a $13.7 million change in deferred income taxes and a $12.0 million increase in non-cash stock-based compensation expense, and a $36.0 million increase in operating cash flows from working capital. See “Liquidity and Capital Resources” below. As a result of the remediation actions we took related to the signature file update released on April 21, 2010, our operating cash flows decreased by $5.9 million.

Deferred Revenue.  Our deferred revenue balance at September 30, 2010 increased 2% to $1,442.5 million, compared to $1,407.5 million at December 31, 2009. Excluding acquired deferred revenue and the negative impact of the U.S. strengthening against the Euro during the nine months ended September 30, 2010, our deferred revenue increased $51.4 million as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up-front payments for maintenance and subscriptions, but we recognize revenue over the service or subscription term. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during both 2010 and 2009 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In 2010, we acquired tenCube Pte Ltd. (“tenCube”) for $10.6 million and TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”), for $32.5 million. In 2009, we acquired MX Logic, Inc. (“MX Logic”), for $163.1 million and Solidcore Systems, Inc. (“Solidcore”) for $40.5 million. We expect that the acquisitions of tenCube, Trust Digital and MX Logic will have a dilutive impact on net income for the remainder of 2010, primarily due to the amortization of intangibles. We expect that these acquisitions will have a slightly accretive impact for the remainder of 2010 when adjusting net income for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below for such items excluded by management.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $15.3 million, or 5%, to $323.9 million during the three months ended September 30, 2010 from $308.6 million in the three months ended September 30, 2009. The year-over-year increase in revenue was primarily due to a $17.3 million increase in revenue from our network security solutions due to our Secure and MX Logic acquisitions along with our network intrusion prevention system (“IPS”) offerings. Included in the overall increase in net revenue is a negative foreign exchange impact.

Net revenue from our corporate products increased $58.9 million, or 7%, to $934.9 million during the nine months ended September 30, 2010 from $876.0 million in the nine months ended September 30, 2009. The increase in revenue was primarily due to (i) a $67.3 million increase in revenue from our networks security solutions, which includes increased revenue from our Secure Computing Corporation (“Secure”) and MX Logic acquisitions along with our IPS offerings and (ii) a $4.4 million increase in our risk and compliance solutions. These increases were offset in part by $6.1 million of prior-period deferred revenue from our system security solutions that was originally scheduled to be recognized in the nine months ended September 30, 2010 but was deferred until future periods due to the effects of the signature file update released on April 21, 2010 and the remediation actions we took. Included in the overall increase in net revenue is a negative foreign exchange impact.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $22.7 million, or 13%, to $199.4 million in the three months ended September 30, 2010 from $176.7 million in the three months ended September 30, 2009. Net revenue from our consumer security market increased $54.7 million, or 10%, to $580.4 million in the nine months ended September 30, 2010 from $525.7 million in the three months ended September 30, 2009. The increase in revenue from our consumer market in the three and nine months ended September 30, 2010 was primarily attributable to our continued relationships with strategic partners, such as Acer, Adobe, Dell, Sony Computer and Toshiba. The impact of the signature file update released on April 21, 2010 was minimal to our net revenue from our consumer security market.

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

During the three months ended September 30, 2010, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and the British Pound and weakened against the Japanese Yen, Indian Rupee, the Australian Dollar, the Canadian Dollar and the Brazilian Real compared to the three months ended September 30, 2009. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our financial statements and this resulted in a decrease in the revenue and expense amounts in certain foreign countries in our condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

During the nine months ended September 30, 2010, on an average quarterly exchange basis, the U.S. Dollar strengthened against the Euro and weakened against the Japanese Yen, the Indian Rupee, the Australian Dollar, the Canadian Dollar and the Brazilian Real compared to the nine months ended September 30, 2009. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to revenue, resulting in decreased revenue in our condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The U.S. Dollar weakening against various other foreign currencies had the most significant impact to expenses, resulting in an overall net increase in our expenses in our condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Management’s discussion and analysis of results of operations has been revised for the effects of correcting previously reported components of net revenue discussed in the reclassification disclosure within Note 2 to our condensed consolidated financial statements in Part I, Item 1.

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Net revenue:
Service, support and subscription	$461,003	$434,980	$26,023	6%	$1,359,402	$1,270,432	$88,970	7%
Product	62,256	50,291	11,965	24	155,841	131,234	24,607	19

Total net revenue	$523,259	$485,271	$37,988	8%	$1,515,243	$1,401,666	$113,577	8%

Net revenue by geography:
North America	$312,279	$273,464	$38,815	14%	$882,334	$793,295	$89,039	11%
EMEA	125,377	136,034	(10,657)	(8)	386,865	385,984	881	—
Japan	38,157	33,135	5,022	15	109,441	102,547	6,894	7
APAC	27,316	26,087	1,229	5	78,338	69,372	8,966	13
Latin America	20,130	16,551	3,579	22	58,265	50,468	7,797	15

Total net revenue	$523,259	$485,271	$37,988	8%	$1,515,243	$1,401,666	$113,577	8%

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

Net Revenue by Geography

Net revenue outside of North America accounted for approximately 40% and 44% of net revenue in the three months ended September 30, 2010 and 2009, respectively. Net revenue outside of North America accounted for approximately 42% and 43% of net revenue in the nine months ended September 30, 2010 and 2009, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our total net revenue.

The increase in net revenue in North America during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily related to (i) a $30.1 million increase in corporate revenue and (ii) an $8.7 million increase in consumer revenue. The increase in corporate revenue was primarily due to a $21.9 million increase in revenue from our network security offerings due to increased revenue from our Secure and MX Logic acquisitions along with our IPS offerings. The increase in revenue from our consumer market in the three months ended September 30, 2010 was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba.

The increase in net revenue in North America during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily related to (i) a $74.9 million increase in corporate revenue and (ii) a $14.2 million increase in consumer revenue. The increase in corporate revenue was due to a $63.5 million increase in revenue from our network security offerings due to increased revenue from our Secure and MX Logic acquisitions along with our IPS offerings. The increase in revenue from our consumer market in the nine months ended September 30, 2010 was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba.

The decrease in net revenue in EMEA during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was attributable to a decline in revenue from our corporate offerings and the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis for the period, offset in part by the revenue growth from our consumer offerings. Corporate revenue decreased $15.6 million due to (i) an $8.1 million decrease in revenue from our system security offerings, (ii) a $4.1 million decrease in revenues from our network security offerings and (iii) a $3.2 million decrease in revenue from our data protection offerings. Consumer revenue increased $4.9 million due to an increase in our customer base and our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba. Included in the overall decrease in net revenue in EMEA is a negative foreign exchange impact of approximately $20.3 million in the three months ended September 30, 2010 compared to September 30, 2009.

The slight increase in net revenue in EMEA during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was attributable to revenue growth from our consumer offerings offset by a decline in revenue from our corporate offerings and the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Corporate revenue decreased $17.2 million due to (i) a $14.5 million decrease in revenue from our system security offerings, including a $2.9 million decrease from the effects of the signature file update released on April 21, 2010 and (ii) a $4.4 million decrease in revenues from our data protection offerings, offset by a $2.3 million increase in revenue from our network security offerings. Consumer revenue increased $18.0 million due to an increase in our customer base and our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba. Included in the overall increase in net revenue in EMEA is a negative foreign exchange impact of approximately $16.6 million in the nine months ended September 30, 2010 compared to September 30, 2009.

Our Japan, APAC and Latin America operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. Net revenue in Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $3.2 million and $5.5 million contribution to Japan net revenue in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The increase in net revenue from Japan, APAC and Latin America during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily attributable to increased revenue from our consumer offerings in all three geographic regions and increased revenue from our corporate offerings in Latin America.

Service, Support and Subscription Revenue

The increases in service, support and subscription revenue in the three and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009 was attributable to (i) an increase in sales of support and subscription renewals to existing and new customers, (ii) amortization of previously deferred revenue from support arrangements, (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Adobe, Dell, Sony Computer and Toshiba, and (iv) increases in royalties from sales by our strategic channel partners. Revenue from consulting increased due to growth in integration and implementation services.

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

Product Revenue

The increase in product revenue in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was attributable to (i) increased revenue from our Secure Computing acquisition, (ii) increased revenue from our network security solutions, primarily our IPS offerings, that have a higher hardware content and, therefore, more upfront revenue realization and (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated a comparison of cost of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Cost of net revenue:
Service, support and subscription	$88,148	$78,750	$9,398	12%	$263,598	$227,153	$36,445	16%
Product	33,460	28,660	4,800	17	80,548	70,702	9,846	14
Amortization of purchased technology	20,475	19,360	1,115	6	61,313	57,193	4,120	7

Total cost of net revenue	$142,083	$126,770	$15,313	12%	$405,459	$355,048	$50,411	14%

Components of Gross margin:
Service, support and subscription	$372,855	$356,230			$1,095,804	$1,043,279
Product	28,796	21,631			75,293	60,532
Amortization of purchased technology	(20,475)	(19,360)			(61,313)	(57,193)

Total gross margin	$381,176	$358,501			$1,109,784	$1,046,618

Total gross margin percentage	73%	74%			73%	75%

Cost of Service, Support and Subscription Revenue

Cost of service, support and subscription revenue consists primarily of costs related to the sale of online subscription arrangements and the costs of providing customer support, training, and consulting services which include salaries, benefits, and stock-based compensation for employees and fees related to professional service subcontractors. The costs related to the sale of online subscription arrangements include revenue-share arrangements and royalties paid to our strategic partners as well as the costs of media, manuals and packaging related to our subscription-based product offerings. The cost of service, support and subscription revenue increased in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 due to increased infrastructure costs, increased costs related to our revenue share arrangements and increased cost related to customer and technical support. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue for the three and nine months ended September 30, 2010 increased slightly compared to the same periods in 2009 primarily due to increased infrastructure costs and cost related to our revenue-share arrangements.

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

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies, and associated freight charges. The cost of product revenue increased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in both the number and size of corporate transactions, primarily network security solutions, sold to customers through a solution selling approach. The cost of product revenue increased in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to (i) increased transactions associated with our network security solutions, primarily our IPS offerings, and (ii) increased freight charges.

The cost of product revenue as a percentage of product revenue for the three months ended September 30, 2010 decreased as a percentage of product revenue compared to the same period in 2009 primarily due to increased transactions associated with our network security solutions, primarily our IPS offerings, which have lower costs than other hardware offerings. The cost of product revenue as a percentage of product revenue for the nine months ended September 30, 2010 decreased as a percentage of product revenue compared to the same period in 2009 primarily due to (i) increased transactions associated with our network security solutions and (ii) increased freight charges.

We anticipate that cost of product revenue will increase in absolute dollars due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily attributable to our acquisition of Solidcore in June 2009 and MX Logic in September 2009, offset by purchased technology that became fully amortized during 2009. Amortization for the purchased technology related to Solidcore and MX Logic was $2.5 million and $7.6 million in the three and nine months ended September 30, 2010, respectively.

Assuming no new acquisitions, we expect amortization of purchased technology will decrease in absolute dollars during the remainder of 2010 as a result of certain purchased technology becoming fully amortized during 2010.

Gross Margin

The slight decrease in our gross margin percentage in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was due primarily to (i) our product mix, (ii) the increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue and (iii) a slight increase in amortization of purchased technology related to acquisitions made during 2009. Gross margin may fluctuate in the future due to various factors, including the mix of products sold, upfront revenue realization, sales discounts, revenue-sharing arrangements, material and labor costs, warranty costs and amortization of purchased technology and patents.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include stock options (“options”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and stock purchase rights issued pursuant to our Employee Stock Purchase Plan.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Stock-based compensation expense	$31,786	$26,599	$5,187	20%	$87,683	$81,714	$5,969	7%

The $5.2 million increase in stock-based compensation expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to (i) a $3.4 million increase in expense related to increased grants of PSUs and (ii) a $2.4 million increase in expense relating to increased grants of RSUs, offset by reduced expense related to options.

The $6.0 million increase in stock-based compensation expense during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to (i) a $8.1 million increase in expense relating to increased grants of RSUs, (ii) a $2.5 million increase in expense related to increased grants of PSUs and (iii) a $2.0 million increase in expense related to options, offset by a $6.1 million decrease in expense relating to the cash settlement of certain expired options in 2009.

See Note 11 to the condensed consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Research and development(1)	$86,952	$82,248	$4,704	6%	$253,479	$240,407	$13,072	5%
Percentage of net revenue	17%	17%			17%	17%

(1)	Includes stock-based compensation expense of $9.2 million and $6.7 million in the three months ended September 30, 2010 and 2009, respectively, and $23.2 million and $19.9 million in the nine months ended September 30, 2010 and 2009, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to (i) a $2.5 million increase in stock-based compensation expense and (ii) increases in various other expenses associated with research and development activities.

The increase in research and development expenses in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to (i) a $3.6 million increase in salary and benefit expense for individuals performing research and development activities, (ii) a $3.3 million increase in stock-based compensation expense, (iii) a $2.1 million increase in the use of third-party contractors for research and development activities and (iv) increases in various other expenses associated with research and development activities, including increased equipment and depreciation costs. The overall increase in research and development expenses in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 included a net increase of $2.1 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against the majority of foreign currencies in which we do business, except the Euro.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during the remainder of 2010 when compared to the same prior-year periods.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Sales and marketing(1)	$162,697	$155,594	$7,103	5%	$484,413	$465,182	$19,231	4%
Percentage of net revenue	31%	32%			32%	33%

(1)	Includes stock-based compensation expense of $12.8 million and $10.6 million in the three months ended September 30, 2010 and 2009, respectively, and $36.9 million and $36.8 million in the nine months ended September 30, 2010 and 2009, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions. The increase in sales and marketing expenses during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to (i) an $11.2 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount, (ii) a $2.2 million increase in stock-based compensation expense and (iii) increases in various other expenses associated with sales and marketing activities, offset by a $7.6 million decrease driven by renegotiated agreements with certain PC OEM partners.

The increase in sales and marketing expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to (i) a $25.6 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount and (ii) increases in various other expenses associated with sales and marketing activities, offset by an $11.3 million decrease driven by renegotiated agreements with certain PC OEM partners. The increase in sales and marketing expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 included a net increase of $5.9 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against many of the foreign currencies in which we do business.

We anticipate that sales and marketing expenses will decrease slightly in absolute dollars during the remainder of 2010 when compared to the same prior year periods primarily due to new agreements with our strategic partners, primarily our PC OEM partners.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

General and administrative(1)	$58,633	$65,948	$(7,315)	(11)%	$152,328	$149,359	$2,969	2%
Percentage of net revenue	11%	14%			10%	11%

(1)	Includes stock-based compensation expense of $7.8 million and $7.7 million in the three months ended September 30, 2010 and 2009, respectively, and $21.9 million and $20.6 million in the nine months ended September 30, 2010 and 2009, respectively.

General and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to a $15.7 million decrease in legal expenses primarily associated with patent infringement lawsuits, partially offset by (i) $5.6 million of costs associated with our pending acquisition by Intel in the three months ended September 30, 2010 and (ii) increases in various other expenses associated with general and administrative activities, including increased salary and benefit costs for executive and administrative personnel.

The increase in general and administrative expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to (i) a benefit of $6.5 million due to a reimbursement from an insurance carrier in the nine months ended September 30, 2009 for legal fees incurred related to the cost of defense in connection with our investigation of historical stock option granting practices that concluded in 2007, (ii) $5.6 million of costs associated with our pending acquisition by Intel in the three months ended September 30, 2010 and (iii) increases in various expenses associated with general and administrative activities, including increased salary and benefit costs for executive and administrative personnel, offset by a $13.4 million decrease in legal expenses primarily associated with patent infringement lawsuits.

We anticipate that general and administrative expenses will increase during the remainder of 2010 when compared to the same prior-year periods.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Amortization of intangibles	$7,446	$10,492	$(3,046)	(29)%	$22,591	$30,600	$(8,009)	(26)%

Intangibles consist primarily of customer-related intangible assets. The decrease in amortization of intangibles during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily attributable to (i) decreased amortization of Secure Computing’s customer-related intangible assets that are being amortized using an accelerated method and (ii) certain intangibles acquired in previous acquisitions becoming fully amortized in the fourth quarter of 2009, offset by the acquisitions of Solidcore in June 2009 and MX Logic in September 2009, in which we acquired $38.0 million of customer-related intangible assets.

Assuming no new acquisitions, we expect amortization of intangibles will decrease in absolute dollars during the remainder of 2010 as a result of certain intangibles acquired in previous acquisitions becoming fully amortized during 2010.

Restructuring Charges

Restructuring charges in the three months ended September 30, 2010 totaled $1.4 million, which primarily related to one facility that was vacated and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010. Restructuring charges in the three months ended September 30, 2009 totaled $1.7 million, which was primarily related to our 2009 restructuring of two facilities.

Restructuring charges in the nine months ended September 30, 2010 totaled $26.3 million, of which $14.7 million related to eight facilities that were vacated in 2010 and accelerated depreciation on leasehold improvements in one facility expected to be restructured in 2010 and $11.4 million related to the realignment of staffing across all departments. Restructuring charges in the nine months ended September 30, 2009 totaled $10.9 million, consisting of $10.2 million related to the 2009 Restructuring, a $3.0 million additional accrual over the service period for our 2008 elimination of certain positions at Secure Computing, including accretion on facility restructurings, partially offset by a $2.4 million restructuring benefit related to our re-occupying previously vacated space in our Santa Clara facility and terminating sublease agreements for that facility that we had previously restructured in 2003 and 2004.

We anticipate that restructuring charges related to one vacated facility will be between $10.0 million and $15.0 million during the remainder of 2010.

Interest and Other (Expense) Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other (expense) income, net:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Interest and other (expense) income, net	$(872)	$1,028	$(1,900)	**	$(358)	$2,982	$(3,340)	**

**	Calculation not meaningful

Interest and other (expense) income, net includes interest earned on investments and interest expense related to our credit facility, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The change in interest and other expense, net in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a $1.9 million net loss on foreign currency exchange and forward contracts in the three months ended September 30, 2010 compared to a small net foreign currency transaction gain in the three months ended September 30, 2009.

The change in interest and other income, net in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in net foreign currency transaction losses of $2.9 million and a decrease in interest income of $2.3 million, offset by decreased interest expense of $1.7 million. The decrease in interest income was primarily due to a lower average rate of annualized return on the investments in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Interest expense in the nine months ended September 30, 2009 included interest on our outstanding bank term loan during the period. During the nine months ended September 30, 2010, interest expense included commitment fees on our unused Credit Facility. See additional information regarding our credit facilities in “Liquidity and Capital Resources” below.

We anticipate that interest income will remain flat during the remainder of 2010 compared to the same prior-year periods.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes:

	Three Months Ended				Nine Months Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Provision for income taxes	$16,681	$6,785	$9,896	146%	$46,996	$33,792	$13,204	39%
Effective tax rate	26%	16%			28%	22%

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

The effective tax rate for the three months ended September 30, 2010 differs from the U.S. federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended September 30, 2009 differs from the statutory rate primarily due to the benefit of lower tax rates in certain jurisdictions as well as tax benefits recognized in the third quarter as a result of statute expirations in various jurisdictions.

For both the nine months ended September 30, 2010 and September 30, 2009, the effective tax rate differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The increase in the effective tax rate for the nine months ended September 30, 2010 as compared to the prior period is primarily due to the tax impact of a shift in jurisdictional earnings and the tax benefits recognized in the nine months ended September 30, 2009 as a result of statute expirations in various jurisdictions.

Our future tax rates could be adversely affected if pretax earnings are proportionally less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations. We cannot reasonably estimate the impact to our future effective tax rates for possible changes in earnings or tax laws and regulations. In the three months ended September 30, 2010, we concluded the examinations in the United States for the calendar years 2006 and 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. The conclusion of these examinations did not have a material impact on the financial statements. We continue to be under audit in other jurisdictions, including the State of California for the years 2004 to 2007. We cannot reasonably determine if other examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations. We expect the Internal Revenue Service to begin conducting an examination of our federal income tax returns for the calendar years 2008 and 2009 by the end of 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenue:
GAAP net revenue	$523,259	$485,271	$1,515,243	$1,401,666
Impact of signature file update(1)	—	—	6,105	—

Non-GAAP net revenue	$523,259	$485,271	$1,521,348	$1,401,666

Operating income:
GAAP operating income	$64,050	$42,505	$170,694	$150,151
Impact of signature file update(1)	—	—	7,923	—
Stock-based compensation expense(2)	31,786	26,599	87,683	81,714
Amortization of purchased technology(3)	20,475	19,360	61,313	57,193
Amortization of intangibles(3)	7,446	10,492	22,591	30,600
Restructuring charges(4)	1,398	1,714	26,279	10,919
Acquisition-related costs(5)	8,678	27,831	13,493	34,515
Litigation-related and other costs(6)	4,250	—	4,250	2,325
Loss on sale/disposal of assets and technology(7)	193	160	257	238

Non-GAAP operating income	$138,276	$128,661	$394,483	$367,655

Net income:
GAAP net income	$46,560	$36,789	$123,540	$118,898
Impact of signature file update(1)	—	—	7,923	—
Stock-based compensation expense(2)	31,786	26,599	87,683	81,714
Amortization of purchased technology(3)	20,475	19,360	61,313	57,193
Amortization of intangibles(3)	7,446	10,492	22,591	30,600
Restructuring charges(4)	1,398	1,714	26,279	10,919
Acquisition-related costs(5)	8,678	27,831	13,493	34,515
Litigation-related and other costs(6)	4,250	—	4,250	2,325
Loss on sale/disposal of assets and technology(7)	193	160	257	238
Marketable securities (accretion) impairment(8)	(322)	—	(1,151)	710
Provision for income taxes(9)	16,681	6,785	46,996	33,792

Non-GAAP income before provision for income taxes	137,145	129,730	393,174	370,904
Non-GAAP provision for income taxes(10)	32,915	31,135	94,362	89,017

Non-GAAP net income	$104,230	$98,595	$298,812	$281,887

Net income per share — diluted *:
GAAP net income per share — diluted	$0.30	$0.23	$0.79	$0.75
Stock-based compensation expense per share(2)	0.21	0.17	0.56	0.52
Other adjustments per share(1),(3)-(10)	0.17	0.22	0.56	0.51

Non-GAAP net income per share — diluted*	$0.67	$0.62	$1.90	$1.78

Shares used to compute non-GAAP net income per share — diluted	154,988	159,925	157,215	158,250

*	Non-GAAP net income per share is computed independently for each period presented. The sum of GAAP net income per share and non-GAAP adjustments may not equal non-GAAP net income per share due to rounding differences.

The non-GAAP financial measures are non-GAAP net revenue, non-GAAP operating income, non-GAAP net income and non-GAAP net income per share — diluted, which adjust for the following items: the impact of signature file update, stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges, acquisition-related costs, loss on sale/disposal of assets and technology, litigation-related and other costs, marketable securities (accretion) impairment, income taxes and certain other items. We believe that the presentation of these non-GAAP financial measures is useful to investors, and such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Impact of signature file update reflects the negative impact during the three months ended June 30, 2010, related to prior-period deferred revenue and additional costs incurred. The deferred revenue was originally scheduled to be recognized from the balance sheet and was delayed into future periods due to actions we took when providing customer care packages to our customers related to our release in April of an anti-virus signature file update that impacted some of our customers. We consider our operating results without this impact when evaluating our ongoing performance as we believe that the exclusion allows for more accurate comparisons of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of the signature file update on our operating results.

(2)	Stock-based compensation expense consists of expense relating to stock-based awards issued to employees and outside directors including stock options, restricted stock awards and units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expense on our operating results.

(3)	Amortization of purchased technology and intangibles are non-cash charges that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(4)	Restructuring charges include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy, such as acquisitions or divestitures. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually evaluated, which may increase or reduce the charges in a specific period. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures.

(5)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transactions fees, due diligence costs, acquisition retention bonuses and severance, fair value adjustments related to contingent consideration, amounts or recoveries subject to escrow provisions, and certain legal costs related to acquired litigation. Additionally, we have included direct costs related to our pending acquisition by Intel. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(6)	Litigation-related and other costs are charges related to discrete and unusual events where we have incurred significant costs which, in our view, are not incurred in the ordinary course of operations. Examples of such charges include litigation and investigation-related charges. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of these charges on our operating results. In the three months ended September 30, 2010, we combined the “Investigation-related and other costs” and “Legal settlements” line items which were previously reported separately into this line for ease of presentation.

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

Non-GAAP Operating Income

The $9.6 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 resulted from a $38.0 million increase in net revenue that exceeded (i) the $16.5 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $11.9 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount.

The $26.8 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted from a $119.7 million increase in non-GAAP net revenue that exceeded (i) the $47.0 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $45.8 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal expense included in the calculation of non-GAAP operating income in 2010 compared to 2009 due to a benefit in 2009 from a $6.5 million insurance reimbursement.

Non-GAAP Net Income

The $5.6 million and $16.9 million increases in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively, resulted from the increases in non-GAAP operating income described above.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Acquisitions

tenCube

In August 2010, we acquired 100% of the outstanding shares of tenCube, a provider of mobile security applications, for a total purchase price of $10.6 million. The results of operations for tenCube have been included in our results of operations since the date of acquisition.

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

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$430,902	$351,219
Net cash provided by (used in) investing activities	19,635	(367,555)
Net cash (used in) provided by financing activities	(254,671)	152,505

Overview

At September 30, 2010, our cash, cash equivalents and marketable securities totaled $1,029.0 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $1,013.3 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, share repurchases, acquisitions and purchases of marketable securities.

During the nine months ended September 30, 2010, we had net income of $123.5 million, we had $106.2 million of net proceeds from the sale or maturity of marketable securities and we received $83.4 million of proceeds from the issuance of common stock under our employee stock benefit plans. In addition, we used $324.7 million for repurchases of our common stock, $54.5 million for purchases of property and equipment and $42.5 million, net of cash acquired, for the acquisition of Trust Digital and tenCube. Of the $324.7 million used for stock repurchases, $300.0 million was used for share repurchases in the open market and $24.7 million was used to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. In addition, during the nine months ended September 30, 2010, our cash was negatively impacted by $12.5 million, primarily due to the U.S. Dollar strengthening against the Euro. Approximately 50% of our cash is held in European markets.

During the nine months ended September 30, 2009, we had net income of $118.9 million, proceeds of $100.0 million from the draw down under an unsecured term loan, and $70.5 million of proceeds from the issuance of common stock under our employee stock benefit plans. We used $171.6 million for the acquisitions of Endeavor Security, Inc (“Endeavor”), Solidcore and MX Logic, net of cash acquired, and $4.9 million for payment of a portion of the accrued purchase price for Securify, Inc., which we assumed in the acquisition of Secure Computing in 2008. We also used $151.7 million for the net purchase of marketable securities, $44.4 million for purchases of property and equipment and $21.7 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

We classify our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income and investment grade corporate fixed income securities to maturity. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. We expect to continue our investing activities, including holding investment securities of a short-term and long-term nature. During the current challenging markets, we are investing cash in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government and FDIC guaranteed investments.

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009 and paid the principal and accrued interest on our term loan in December 2009. We had no amounts outstanding under the Credit Facility as of September 30, 2010 and December 31, 2009.

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

Our management plans to use our cash and cash equivalents for future operations, potential acquisitions and earn-out payments related to current acquisitions. We may in the future repurchase our common stock on the open market though we do not expect this to occur while the acquisition by Intel remains pending. We believe that our cash and cash equivalent balances and cash that we generate over time from operations, along with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2010 and 2009 was primarily the result of our net income of $123.5 million and $118.9 million, respectively, net of non-cash related expenses. During the nine months ended September 30, 2010, our primary working capital sources were increased deferred revenue due to general growth of our business and increased accrued compensation and other benefits and other liabilities due to increased accruals related to our marketing activities and compensation. Our primary working capital uses of cash were increased prepaid expenses, deferred costs of revenue and other assets primarily attributable to payments to our partners. The amounts for changes in assets and liabilities presented in the condensed consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

During the nine months ended September 30, 2009, our primary working capital source was decreased accounts receivable primarily due to significant cash collections in the first quarter of the year due to a higher accounts receivable balance at December 31, 2008. Working capital uses of cash included decreased accrued compensation and benefits and other liabilities primarily due to payments of our derivative lawsuit settlement, taxes and commissions.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2010 and December 31, 2009, $700.2 million and $580.6 million, respectively, were held outside the United States. We utilize a variety of operational and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. In the first nine months of 2010, we entered into additional distribution-related agreements for approximately $74 million, which expire in 2013 and we entered into lease agreements for a new corporate headquarters facility, which expire in 2020, for approximately $49 million. These commitments were in the ordinary course of our business and we expect to meet these and other obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds.

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

Investing Activities

Net cash provided by investing activities was $19.6 million in the nine months ended September 30, 2010 compared to net cash used in investing activities of $367.6 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we had net proceeds from marketable securities totaling $106.2 million compared to net purchases of marketable securities totaling $151.7 million in the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we paid $32.5 million and $10.0 million, net of cash acquired, to purchase Trust Digital and tenCube, respectively, and we received a $1.3 million escrow recovery from a prior-year acquisition. During the nine months ended September 30, 2009, we paid $137.9 million, $31.2 million and $2.5 million, net of cash acquired, to purchase MX Logic, Solidcore and Endeavor, respectively.

Our cash used for purchases of property and equipment increased to $54.5 million for the nine months ended September 30, 2010 compared to $44.4 million in the nine months ended September 30, 2009. The property and equipment purchased during the nine months ended September 30, 2010 was primarily for (i) purchases of computers, equipment and software and (ii) leasehold improvements, primarily at our new executive headquarters. The property and equipment purchased during the nine months ended September 30, 2009 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices.

For the remainder of 2010, we expect to continue to have slight increases in capital expenditures compared to the prior year.

Financing Activities

Net cash used in financing activities was $254.7 million in the nine months ended September 30, 2010 compared to net cash provided by financing activities of $152.5 million in the nine months ended September 30, 2009.

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the nine months ended September 30, 2010, we used $300.0 million to repurchase approximately 8.3 million shares of our common stock in the open market, including commissions paid on these transactions. We had no repurchases of our common stock in the open market during the nine months ended September 30, 2009. We do not expect to repurchase additional shares of our common stock in the open market while the acquisition by Intel remains pending.

During the nine months ended September 30, 2010 and 2009, we used $24.7 million and $21.7 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our employee stock benefit plans. In the nine months ended September 30, 2010, we received proceeds of $83.4 million compared to $70.5 million in the nine months ended September 30, 2009 from issuance of stock under such plans. In addition, during the nine months ended September 30, 2009, cash provided by financing activities included $100.0 million borrowed under the term loan portion of the Credit Facility.

While we expect to continue to receive proceeds from our employee stock benefit plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards granted to our employees, the price of our common stock, the number of employees participating in the plans, general market conditions and the pending acquisition by Intel.

Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010. The Credit Facility provides a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility as of September 30, 2010 and December 31, 2009.

The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the Credit Facility) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the Credit Facility) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the Credit Facility). At September 30, 2010 and December 31, 2009, we were in compliance with all covenants in the Credit Facility. At December 31, 2009, we had $1.5 million of restricted cash deposited at one of our lenders. The $1.5 million deposit was released in the nine months ended September 30, 2010 when we amended the Credit Facility.

The credit facility terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans.

In addition, we have a 14.0 million Euro credit facility with a bank (“Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility as of September 30, 2010 and December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2010, are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The pendency of our agreement to be acquired by Intel could have an adverse effect on our business.

On August 18, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel and Jefferson Acquisition Corporation, a wholly-owned subsidiary of Intel (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into McAfee and we will continue as the surviving corporation and a wholly owned subsidiary of Intel. Upon the consummation of the merger, subject to certain exceptions, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive $48.00 in cash, without interest.

The announcement and pendency of the merger could cause disruptions in our business. For example, customers may delay, reduce or even cease making purchases from us until they determine whether the merger will affect our products and services, including, but not limited to pricing, performance or support. Third-party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners may give greater priority to products of our competitors until they determine whether the merger will affect our products and services or our relationship with them. In addition, key personnel may depart for a variety of reasons including perceived uncertainty as to the affect of the merger on their employment. The loss of key personnel could adversely affect our relationships with our customers, vendors and other employees. These disruptions may increase over time until the closing of the merger, and we cannot provide assurance that the merger will close by the middle of 2011, if at all.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that could affect our ability to execute on our business strategies and attain our financial goals, and the pendency of the merger and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the merger with Intel could adversely affect our business.

We cannot provide assurance that the pending merger with Intel will be completed. If the pending merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On August 18, 2010, the day before the announcement of the pending merger, our stock’s closing price was $29.93. On August 19, 2010, following the announcement of the pending merger, our stock’s closing price was $47.01 and from August 19, 2010 through October 29, 2010 our stock’s closing price has ranged between $47.01 and $47.40.

In addition, under certain circumstances specified in the Merger Agreement, we may be required to pay Intel a termination fee of approximately $230.0 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the pending merger, if the pending merger is not consummated.

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

False alarms or false positives.  Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms or false positives, while typical in the security industry, can damage or impair the affected computers or network, for example causing the affected computers or network to slow or even shut down, which may have adverse economic consequences to our customers. Our license agreements typically contain provisions, such as disclaimers of warranty and limitations of liability, which seek to limit our exposure to potential product liability claims. However, these provisions may not be enforceable on statutory, public policy or other grounds. In addition, these false alarms or false positives could impair the perceived reliability of our products and could therefore adversely impact market acceptance of our products. We may be subject to litigation claiming damages related to a false alarm or false positive. Damage to our reputation or product liability or related claims brought against us could materially adversely affect our sales or subject us to significant liabilities, including litigation damages. On April 21, 2010, we released a signature file that caused some of our customers’ computers to be rendered inoperable or significantly impacted. Our financial condition, results of operations and cash flows were adversely affected in the second quarter of 2010 by the signature file update release and remediation actions we took. Our business and financial results in future periods also could be adversely affected.

Our email and web solutions (anti-spam, anti-spyware, web categorization, and safe search products) may falsely identify emails, programs or web sites as unwanted “spam”, “potentially unwanted programs” or “unsafe.” They may also fail to properly identify unwanted emails, programs or unsafe web sites, particularly because spam emails, spyware or malware are often designed to circumvent anti-spam or spyware products and to incorrectly identify legitimate web sites as unsafe. Parties whose emails or programs are incorrectly blocked by our products, or whose web sites are incorrectly identified as unsafe or as utilizing phishing techniques, may seek redress against us for labeling them as spammers or unsafe and/or for interfering with their businesses. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may discourage potential customers from using or continuing to use these products.

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

Advantages of larger competitors.  Our principal competitors in each of our product categories are described in “Business — Competition” of our annual report on Form 10-K for the fiscal year ended December 31, 2009. Our competitors include some large enterprises such as Microsoft, Cisco Systems, Symantec, IBM and Google. In addition, smaller current or potential competitors may be acquired by third parties with greater financial resources or other competitive advantages. For example, Hewlett-Packard recently acquired 3Com Corporation. Large vendors of hardware or operating system software increasingly incorporate system and network security functionality into their products, and enhance that functionality either through internal development or through strategic alliances or acquisitions. Some of our current and potential competitors may have competitive advantages such as longer operating histories, more extensive international operations, greater name recognition, larger technical staffs, established relationships with more distributors and hardware vendors, significantly greater product development and acquisition budgets, and/or greater financial, technical and marketing resources than we do.

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

Keeping pace with industry trends, new technologies and threat landscape changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones, personal digital assistants and smart phones; we must extend the security provided by our products to protect against the vulnerabilities present in new internet applications that are being released; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT, Vista and 7; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a- service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. In addition, internet threats such as malware have grown significantly in the last two years, we expect these threats to continue to increase both in numbers and in complexity, and we must continuously work to ensure our products protect against the increased volume and complexity. We may invest in complementary or competitive businesses, products or technologies to help us keep pace with industry changes but these investments may not result in products that are important to our customers or we may not realize the benefits of these investments. Failure to keep pace with technological changes in our industry and changes in the threat landscape could adversely affect our ability to protect against security breaches, which cause us to lose customers and could have a negative impact on our business and financial results. Failure to keep pace with changes that are important to our customers could also cause us to lose customers and could have a negative impact on our business and financial results.

Impact of product development delays or competitive announcements.  Our ability to adapt to changes can be hampered by product development delays. We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or adversely impact market acceptance. We may also experience delays or unforeseen costs related to integrating products we acquire with products we develop, because we may be unfamiliar with errors or compatibility issues of products we did not develop ourselves. We may choose not to deliver a partially-developed product, thereby increasing our development costs without a corresponding benefit. This could negatively impact our business.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 43% of total net revenue in both the nine months ended September 30, 2010 and September 30, 2009. The risks associated with our continued focus on international operations could adversely affect our business and financial results.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During the nine months ended September 30, 2010, we recorded a net foreign currency transaction loss of $3.4 million compared to a net gain of $0.5 million during the nine months ended September 30, 2009. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end. The risk associated with fluctuation in foreign currency exchange rates may be heightened due to the recent volatility in the European capital markets.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 38% and 34% of our net revenue in the nine months ended September 30, 2010 and September 30, 2009, respectively. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $5.8 million as of September 30, 2010. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

If we fail to manage our growing distribution channels successfully, these channels may fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position.

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

Most of our cash and investments held outside the U.S. are subject to fluctuations in currency exchange rates. A repatriation of these non-U.S. investment holdings to the U.S. under current law could be subject to foreign and U.S. federal income and withholding taxes, less any applicable foreign tax credits. Local regulations and potential further capital market turmoil could limit our ability to utilize these offshore funds. As of September 30, 2010, $700.2 million was held outside the United States.

Our stock price has been volatile and is likely to remain volatile.

During 2009 and through August 18, 2010, our stock price was highly volatile, ranging from a high of $45.68 to a low of $26.65. From August 19, 2010, the date the pending acquisition by Intel was announced, through October 29, 2010, our stock’s closing price has ranged between $47.01 and $47.40.

During the pendency of the acquisition by Intel, the stock price may reflect an assumption that the merger will close. Announcements related to the pending merger may cause increased stock price volatility. Other announcements, business developments, such as material acquisitions or dispositions, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may also contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by major competitors related to consumer and corporate security solutions may contribute to future volatility in our stock price.

Our stock price may also experience volatility that is completely unrelated to our performance or that of the security industry. For the past year, the major U.S. and international stock markets have been extremely volatile. Fluctuations in these broad market indices can impact our stock price regardless of our performance or the pendency of the merger.

Our charter documents and Delaware law may impede or discourage a takeover, which could lower our stock price.

Under our certificate of incorporation, our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. However, under the merger agreement with Intel, the board of directors is not permitted to issue any shares unless required by law. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock and could have the effect of discouraging a change of control of the company or changes in management.

Delaware law and other provisions of our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at an annual meeting of our stockholders must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws. In addition, we have a classified board of directors; however, our certificate of incorporation provides that our board of directors will be declassified over the three year period ending with the annual meeting of our stockholders in 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During the three months ended September 30, 2010, we did not repurchase shares of our common stock in the open market. We do not expect to repurchase additional shares of our common stock in the open market while the acquisition by Intel remains pending.

The table below sets forth all repurchases by us of our common stock during the three months ended September 30, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	May yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

July 1, 2010 through July 31, 2010	3	$31.45	—	$200,008
August 1, 2010 through August 31, 2010	68	32.91	—	200,008
September 1, 2010 through September 30, 2010	8	47.26	—	200,008

Total	79	$34.37	—

During the three months ended September 30, 2010, we repurchased approximately 0.1 million shares of our common stock for approximately $2.7 million in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

McAfee Inc.

/s/  Keith S. Krzeminski
Keith S. Krzeminski
Chief Accounting Officer and Senior
Vice President, Finance

November 5, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

2.1	Agreement and Plan of Merger, dated as of August 18, 2010, by and among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc.	8-K	001-31216	10.1	August 19, 2010
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-K	000-20558	5.0	October 22, 1998
10.1	Executive Employment Agreement, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and David G. DeWalt*	8-K	001-31216	10.1	August 25, 2010
10.2	Executive Employment Agreement, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Jonathan Chadwick*	8-K	001-31216	10.2	August 25, 2010
10.3	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Michael P. DeCesare*	8-K	001-31216	10.3	August 25, 2010
10.4	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Mark D. Cochran*	8-K	001-31216	10.4	August 25, 2010
10.5	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Gerhard Watzinger*	8-K	001-31216	10.5	August 25, 2010
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-Q

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance					X
101	.SCH	XBRL Taxonomy Extension Schema					X
101	.CAL	XBRL Taxonomy Extension Calculation					X
101	.LAB	XBRL Taxonomy Extension Labels					X
101	.PRE	XBRL Taxonomy Extension Presentation					X
101	.DEF	XBRL Taxonomy Extension Definition					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.