Form 10-K
period 2010-12-31
McAfee, Inc.
filed 2011-02-28
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010) as reported on the New York Stock Exchange was approximately $5.0 billion. As of February 22, 2011, Registrant had outstanding approximately 157.6 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

MCAFEE, INC. AND SUBSIDIARIES

FORM 10-K

For the fiscal year ended December 31, 2010

		Page

	Special Note Regarding Forward-Looking Statements	3

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	64

PART III
Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance	64
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accountant Fees and Services	98

PART IV
Item 15.	Exhibits and Financial Statement Schedules	99
Signatures		146
EX-10.26
EX-10.31
EX-10.37
EX-10.40
EX-10.41
EX-10.42
EX-21.1
EX-23.1
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

TRADEMARKS AND TRADE NAMES

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include, but are not limited to: “McAfee,” “ePolicy Orchestrator,” “McAfee ePO,” “Global Threat Intelligence,” “VirusScan,” “IntruShield,” “Foundstone,” “SiteAdvisor,” “Security Innovation Alliance,” “McAfee Security,” “SafeBoot,” “ScanAlert,” “McAfee SECURE,” “McAfee Family Protection,” “McAfee Total Protection for Server,” “McAfee Labs,” “EMM,” “WaveSecure,” “Policy Auditor,” and “TrustedSource.” Any other non-McAfee related products, registered and/or unregistered trademarks contained herein are only by reference and are the sole property of their respective owners.

PART I

Item 1.	Business

Overview

We are the world’s largest dedicated security technology company. We deliver proactive and proven solutions and services that help secure systems and networks around the world, allowing users to safely connect to the internet, browse and shop the web more securely. Backed by McAfee® Global Threat Intelligencetm, we create innovative products that empower home users, businesses, the public sector and service providers by enabling them to prove compliance with regulations, protect data, prevent disruptions, identify vulnerabilities and continuously monitor and improve their security. We help secure the digital world.

Business Developments and Highlights

During 2010, we took the following actions, among others, to enhance our business:

•	We entered into a definitive agreement with Intel pursuant to which Intel will acquire all of our common stock, through a merger, for $48 per share in cash and we will become a wholly owned subsidiary of Intel. We anticipate that the acquisition will close in the first quarter of 2011. The proposed combination of Intel and McAfee brings software and silicon together and we believe this combination will create the next generation of security technology.

•	We acquired TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”), tenCube Pte. Ltd. (“tenCube”) and InternetSafety.com, Inc. (“InternetSafety.com”).

•	Trust Digital created leading technology for enterprise mobility management and security software. With this acquisition we extended our endpoint market, addressing a wide range of mobile operating systems including iPhone OS, Android, Web OS, Windows Mobile, and Symbian.

•	tenCube developed the WaveSecuretm mobile security service. Adding WaveSecuretm software’s locate, lock, back-up and wipe technology to Trust Digital’s enterprise mobility management software and our mobile security technology gives us the capability to deliver the industry’s most complete next generation mobility platform. We now have a single platform, from the consumer to the enterprise, to address the management and security of all devices types, to all markets and with the most robust feature set.

•	InternetSafety.com provides parental web control solutions.

•	We developed and launched several new products and integrated enhanced feature functionality into new versions of our products across our offerings, including, but not limited to the following:

•	We released our next generation firewall, McAfee® Firewall Enterprise version 8 that expands existing application protection giving security administrators visibility, recognition and policy enforcement over thousands of applications that are invisible to conventional firewall technology. By integrating with McAfee’s real-time, cloud-based global threat intelligence, McAfee® Firewall Enterprise and McAfee® Firewall Enterprise Profiler provide increased visibility into external and internal threats and vulnerabilities, protecting customers more efficiently and reducing both compliance and operational costs.

•	We released McAfee® Family Protection iPhone, iPod touch and iPad Edition, providing strong parental controls to keep children safe when they are browsing the Internet on an Apple mobile device.

•	We launched McAfee® Internet Security for Mac and McAfee® Family Protection for Mac. McAfee® Internet Security empowers consumers to surf the web safely, while McAfee® Family Protection allows parents to filter inappropriate content from their children.

•	We launched McAfee® Identity Protection, one of the most comprehensive and easy to use identity protection services on the market.

•	We released McAfee® Enterprise Mobility Management (McAfee® EMMtm) 9.0 platform that is based on the Trust Digital platform we acquired during the year. The McAfee® EMMtm platform delivers a fully McAfee-branded and enhanced enterprise mobility solution, increases support for iPhone and other iOS devices, increases Android support and provides greater control for administrators.

•	As part of our Security Connected initiative, we released McAfee® Endpoint Security 9 providing strong endpoint and data protection for any device, to secure corporate assets without impeding critical systems and processes. Many organizations deploy security solutions from multiple vendors, which increase the cost of security and negatively impacts effectiveness. McAfee® Endpoint Security 9 delivers “faster-time-to-protection” through intelligent connected security allowing businesses to experience the full benefits of consumerization of IT, virtualization through McAfee Management Optimized for Virtualized Environments AntiVirus (MOVE), a security solution specifically designed for virtual environments, and optimized performance with faster scanning and less memory requirements.

•	We formed strategic relationships with numerous new partners including, but not limited to, the following:

•	We entered into a partnership with Facebook, Inc. (“Facebook”). Under the terms of the partnership, McAfee is Facebook’s exclusive provider of consumer security software, and Facebook users will be eligible for a six-month subscription of the McAfee® Internet Security Suite software. Following the six-month period, Facebook users will be eligible for special discount subscription pricing. McAfee Internet Security Suite software protects users’ PCs from online threats, viruses, spyware, hackers, online scammers, identity thieves and other cybercriminals, and includes award-winning McAfee® SiteAdvisor® site rating technology.

•	We entered into a partnership with Crossbeam Systems, Inc. (“Crossbeam”). Our partnership with Crossbeam combines our next-generation firewall, McAfee® Firewall Enterprise, with Crossbeam’s latest X-Series family of network security platforms to deliver carrier-class performance scalability and built-in redundancy that large enterprises and carriers need to secure their networks.

•	We have also partnered with Citrix Systems, Inc. (“Citrix”) to jointly develop solutions that leverage the McAfee Optimized Virtual Environment (MOVE) platform to enable enterprises to realize enterprise class security optimized for their virtualized environments deployed using Citrix XenDesktop, XenClient and XenServer technology.

•	We launched new major ISP consumer partnerships with Verizon in the United States and Yahoo in Japan. We also partnered with SK Telecom, which marks the first time we have provided McAfee Virus Scan Mobile as an Android application download.

•	Jonathan Chadwick joined us as our Chief Financial Officer.

•	We moved into our new corporate headquarters in Santa Clara, California, and opened a new facility in Cork, Ireland and opened a new McAfee Labs facility in Santiago, Chile.

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

Geographic Theatres

We divide our markets into five geographic theaters:

•	North America;

•	Europe, Middle East and Africa (“EMEA”);

•	Japan;

•	Asia-Pacific, excluding Japan (“APAC”); and

•	Latin America.

Each geographic theater is supported by corporate resources and local sales and marketing resources. We develop products and services specific to customer groups as well as geographic location, including internationalization and localization for some of our offerings, theater price lists and specific routes to market. For financial information about our foreign and domestic segment operations, including net revenue, operating income and total assets by geographic area, see Note 18 to our consolidated financial statements. For information about risks associated with our foreign operations, see Item 1A, “Risk Factors.”

Products

We manage our products under business units that enable us to be entrepreneurial and responsive within a specific market, moving quickly to seize emerging opportunities and fostering focus and customer-centricity within a particular market and our customers. Our products are offered in software, hardware, software as a service (SaaS) or a combination of these delivery methods, depending on the needs of the customer. Our products address security in the following key areas: endpoint, network, content, risk and compliance, and mobile.

Endpoint Security Products

Our endpoint security products secure corporate and consumer computer systems, including servers, desktop and laptop computers, handhelds, mobile devices and IP enabled devices that are connected to corporate systems and networks. Our endpoint security products include our system security products and our endpoint encryption products. Our system security products include anti-virus, anti-spyware and anti-spam, desktop firewall, host intrusion prevention, and host network access control. Our endpoint encryption products use strong encryption to safeguard vital information residing on various devices.

Network Security Products

Our network security products apply to corporate networks of all sizes and provide the same type of security measures that endpoint protection provides but are tailored to protect network systems, servers, laptops and other network devices as well as users and data. Network security encompasses enterprise-class firewall, intrusion detection and prevention, network access control, network behavior analysis, and network threat response. Network security appliances provide network-class policy enforcement and threat detection and prevention across network boundaries as well as visibility and control of user access and behavior.

Content Security Products

Our content security products include web, email and data loss prevention security appliances and solutions. Our web protection products block malicious websites and content at the network gateway and data loss protection discovers, detects and blocks the loss of confidential and restricted data. Email protection includes spam filtering, virus, spyware and worm protection and content encryption for email traffic. Our data loss prevention products prevent malicious or unintentional data loss that occurs through unauthorized transmission or through theft or loss of devices that contain sensitive information. Content solutions also available as SaaS offerings include email security service and web protection service.

Our content security products include our McAfee SECURE standard, an aggregate of industry best practices, separate from the Payment Card Industry (“PCI”) Data Security Standard, designed to provide a level of security that an online merchant can reasonably achieve to help provide consumers with better protection when interacting with websites and shopping online. Merchants who comply with the McAfee SECURE standard can promote their certification by publicly displaying the McAfee SECURE trustmark. When consumers see this trustmark, they feel more secure when they shop online. Merchants displaying the McAfee SECURE trustmark benefit by gaining consumer confidence.

Risk and Compliance Products

Our risk and compliance solutions provide real-time insight into risk, vulnerabilities and compliance profile. We enable customers to direct security and resource investments where they minimize the most significant risks, for compliance and business availability. Customers are able to demonstrate more control in audits and reviews by easily indentifying and resolving security policy and regulatory issues in a measureable and sustainable manner. Our risk management solutions — risk advisor, vulnerability manager and remediation manager — proactively correlate threat vulnerability and countermeasure information to pinpoint assets at risk and provides the tools necessary to remediate those risks. Our vulnerability management service is also available as a SaaS offering.

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

Mobile Security Products

Spanning all of our customer categories, our mobile security solutions protect consumers, businesses, and mobile operators by safeguarding mobile devices such as internet-enabled smart phones and computing tablets, corporate networks, and personal and corporate data. Our mobile security offerings enable businesses to securely manage mobile devices and the corporate data on them, consumers to protect their mobile devices and personal data from theft or loss, and mobile operators to protect their users and networks against mobile threats such as malware.

Consumer Security Products

Our consumer security products, which we manage under a business unit that also includes our mobile and small business solutions, shield consumers from identity theft, phishing scams, spyware, malicious web sites and other threats that endanger the online experience. Our consumer products are typically distributed through partner, direct and retail channels, providing access wherever consumers choose to purchase. We offer consumer products that are compatible with Windows and Apple computers and Android, Blackberry, Symbian, Java, and Windows Mobile platforms.

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

For our online subscription services, customers “rent” or subscribe to use our security services for a defined period of time by downloading our software to their personal computers. Some products or product features are also available under a SaaS offering, under which we offer our software applications to customers for their use over the internet. This allows customers to purchase and use applications and modules on a subscription basis, without the need for individual client installations or additional maintenance costs. Because our online subscription services and our SaaS offerings are versionless, or self-updating, customers subscribing to these services can use the most recent version of the software without having to purchase product updates or upgrades.

Our online subscription products and services are available to customers and small businesses through various channel relationships with internet service providers and original equipment manufacturers (“OEMs”). Generally these internet service providers and OEM’s offer our McAfee subscription services as either a stand-alone feature in the service or as a premium service. We also make our online subscription products and services available over the internet as a managed environment. Unlike our online subscription service solutions, these managed service provider solutions are customized, monitored and updated by networking professionals for a specific customer. Our online subscription consumer products and services are found at our web site where customers can download our applications.

Support and Services

Our technical support provides our customers worldwide continuous comprehensive coverage through online, telephone-based and on-site technical support services and proactive protection for our product offerings. These services extend the value of our customer’s security investment. We offer core support for our corporate products as well as premium support that tailors our support to the needs of the customer, from the smallest businesses to the largest multi-nationals and government departments.

•	Our core support capabilities are standard with all corporate support offerings and include a suite of tools that provide preventive, responsive and analytical resources to our customers. Our customers benefit from daily and real-time malware protection updates, proactive alerting and product upgrades, an online product evaluation lab, automated diagnostic tools and a state-of-the-art knowledgebase backed up by rapid access to our support experts around the clock.

•	Our premium support offerings, which we call Gold Enhanced Business and Platinum Enterprise, deliver expert resources that offer flexible levels of enhanced support coverage — specialist support for escalated technical assistance, personalized management through support account managers, dedicated coverage from assigned technical experts, and onsite support through a security specialist co-located at the customer’s site.

Our corporate solutions services consultants help customers to improve the time-to-value of their security investment by helping speed up deployment, optimize configurations to our customers’ specific needs and provide guidance on areas of risk. Customers can also choose from a comprehensive array of online and classroom training courses to maximize the value of their products.

Our consumer support provides both free and fee based support offerings. Customers are guided first to self resolution tools, including McAfee Virtual Technician, McAfee Community Forums and a library of solutions to common problems. Free chat based support is provided and new customers can use phone support free for the first 30-days following product installation. Fee based support options include phone based support supplemented by remote control technology. In 2010, we expanded our premium consumer support offerings to include a new offering called PC Set-up & Security, in which we assist buyers of new PC’s in the set-up of their PC from the moment they open the box. This new service allows us to leverage our support staff for additional revenue-generating services beyond basic product support.

McAfee Foundstone Practice provides corporate and enterprise customers with strategic and technical consulting services to help customers identify where they are at risk and build effective solutions to remediate security vulnerabilities. Our McAfee Foundstone Practice security consultants assess network vulnerabilities, evaluate gaps in information security programs, offer strategies that meet compliance goals, and help develop programs to prepare for security emergencies. McAfee Strategic Security Education provides a range of classroom-based training and education courses.

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

For 2010, 2009 and 2008, we expensed $346.1 million, $324.4 million and $252.0 million, respectively, on research and development, excluding in-process research and development. Technical leadership is essential to our success and we expect to continue devoting substantial resources to research and development.

As part of our growth strategy, we have also made and expect to continue to make acquisitions of, or investments in, complementary businesses, products and technologies. See Note 3 to our consolidated financial statements included elsewhere in this report for more information about our recent business combination activities.

Sales and Marketing

We market our brand, business solutions and offerings directly to commercial and government customers through traditional demand generation programs and events as well as indirectly through resellers and distributors. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for 22% of our net revenue in 2010. See Note 18 to our consolidated financial statements included elsewhere in this report for more information about the percentage of net revenue from sales to each of these distributors. We market our consumer solutions and offerings to individual consumers directly through online distribution methods and indirectly through various distribution channels, such as retail, OEMs and service providers. Our consumer business is responsible for online distribution of our products sold to individual consumers over the internet, including products distributed by our online partners, and for licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

Sales in North America

Our North American sales force is organized by product offerings and customer type. Our customers are served primarily through our reseller partners with a channel marketing organization assisting with lead generation and a channel enablement team responsible for partner training and support. Although members of our sales team are a necessary part of the sales process, the majority of our ordering and fulfillment for our commercial customers is handled by our distribution partners.

Sales Outside of North America

Outside of North America, we have sales and support operations in EMEA, Japan, APAC and Latin America. In 2010, 2009 and 2008, net revenue outside of North America accounted for 42%, 43% and 47% of our net revenue, respectively. Within our global geographies, our sales resources are organized by country, and the larger markets may further allocate their sales resources by product line and/or customer types. As in North America, the majority of our ordering and fulfillment is handled by our distribution partners.

Resellers and Distributors

Substantially all of our sales come through our network of resellers, distributors and retailers. Our SecurityAlliance Global Partner Program is a global sales and marketing enablement program designed to meet the needs of our reseller partners in supporting end-user customers. We currently utilize corporate resellers and network and systems integrators who offer our solutions to corporate, small and medium-business and government customers.

Our largest independent software distributors who currently supply our products include Ingram Micro Inc., Tech Data Corp. and Arrow, Inc. These distributors supply our products primarily to large retailers, value-added resellers (“VARs”), mail order and telemarketing companies. We also sell our retail packaged products through several of the larger computer/software retailers and broader-based retailers, including Office Depot, Wal-Mart, Costco, Staples, Media Mart/Saturn, and PC Depot Japan. Our sales and marketing teams work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow and affiliate relationships.

Our top ten distributors represented 30% to 45% of net sales during 2010, 2009 and 2008. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to sell our products. If one of our significant distributors terminated its relationship with us, we could experience a significant disruption in the distribution of our products and a decline in our net revenue.

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

Strategic Channel Partners

Our channel efforts include strategic alliances with complementary manufacturers to expand our reach and scale. We license our technology to hardware and software OEMs, device manufacturers and internet service providers (“ISPs”) for resale to end users and/or integration with their products/services for a combined offering that is then sold to end users. Strategic channel partners include Acer, AOL, AT&T, Biglobe, China Telecom, Dell, Hewlett Packard, Lenovo, Sony Corporation, Telecom Italia S.p.A., Toshiba America Information Systems, Telefonica S.A., and Verizon among others. Depending on the arrangement, these OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates. OEMs, such as fixed function device manufacturers, embed our technologies into devices such as retail devices (ATMs, POS and Kiosks), medical equipment, office products, industrial control systems, gaming systems, and network and network security systems. Some of our strategic OEM device manufacturers include NCR, Siemens, Bridgestone, AT&T, Toshiba Medical and NEC-I.

Strategic Alliances

From time to time, we enter into strategic alliances with third parties to produce innovative technology solutions and support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and/or sell-through arrangements. For example, McAfee has teamed with Riverbed Technology, Inc. (“Riverbed”) to enable our McAfee® Enterprise Firewall and McAfee® Web Gateway solutions to be deployed on Riverbed’s Steelhead wide area network (WAN) optimization appliance, providing customers with the ability to combine WAN optimization, firewall and Web 2.0 security capabilities into a single package and further minimize their hardware infrastructure footprint at the branch office. We have also partnered with Citrix Systems to jointly develop solutions that leverage the McAfee Optimized Virtual Environment (MOVE) platform to enable enterprises to realize enterprise class security optimized for their virtualized environments deployed using Citrix XenDesktop, XenClient and XenServer technology. Our Security Innovation Alliance program is a technology partnering program that is designed to accelerate the development of interoperable security products that can be integrated in complex customer environments. Members of the alliance can develop products that will integrate with ePolicy Orchestrator and market them as McAfee-compatible. Our customers benefit from faster and less costly deployment and a partner ecosystem that delivers comprehensive solutions.

Marketing Activities

Our marketing approach involves a collaborative planning process to develop global marketing campaigns aligned to corporate goals and objectives. Global marketing campaigns drive awareness, demand generation and enablement for cross-sell, up-sell and net new customer acquisition activity in support of our business model across our major product lines, five regional theaters and three customer types. One of the principal means of marketing our brand, products and services is online via the internet. Our web site, www.mcafee.com, supports marketing activities to our key customers and prospects, including home and home office users, small and medium-sized businesses, large enterprises and our partner community. Our web site contains various marketing materials and information about our products and services. Our customers can download and purchase some products directly online.

In 2010 we launched our new www.mcafee.com web site. Our new web site delivers content to customers and prospects in ten languages and includes links to McAfee trials, sales, chat, reseller search, and our Small and Medium Business Store. We designed our new web site to improve our customer’s purchasing experience through improved systems integration and an improved registration process that includes progressive profiling and lead scoring. We also installed new analytical tools and custom dashboards to help us track what current and potential customers are visiting, reading, and watching, which we believe will help improve the effectiveness of our communications and our ability to capture sales leads and consummate sales. In 2010 we also introduced our new threat intelligence web site that displays our threat data using a combination of user-friendly graphics and analytics.

We also promote the McAfee brand, our products and services through marketing activities in trade publications, direct mail campaigns, television, billboards and strategic arrangements, as well as, online through key word and search-based marketing. In 2010 we hosted C-level executives in seventeen countries to collaborate on our vision of security connected and held our third annual FOCUS user conference where customers, prospects and partners joined together to learn about McAfee Security Connected platform and how to secure their business from the growing sophistication of targeted cyber attacks. We attend trade shows and industry conferences, publish periodic channel and customer newsletters, and generate sales leads through email marketing campaigns.

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

Corporate Market

We believe that the principal competitive factors affecting the market for our corporate products include, but are not limited to, the following: performance; functionality and features; brand name recognition; breadth of product group; integration of products; time to market; price; the effectiveness of distributor promotion programs; sales and marketing efforts; geographic preferences; quality of customer support and financial stability. We believe that we generally compete favorably against our competitors in these areas. However, lack of name recognition may be a concern with potential new customers and in certain geographic regions. Competitor solutions may be more attractive than ours to the extent they are integrated with a larger product solution such as networking equipment, operating software and data storage. In addition, our pricing may be less competitive, particularly compared to smaller competitors trying to enter the market.

Our principal competitors in the corporate market are set forth below:

Endpoint Security.  Our principal competitors in this market are AVG Technologies CZ s.r.o., Kaspersky Lab, Inc., Sophos, Inc., Symantec Corp., and Trend Micro, Inc.

Network Security.  Our principal competitors in this market are Check Point Software Technologies Ltd., Cisco Systems, Inc., Fortinet, Inc., International Business Machines, Corp., Juniper Networks, Inc., and Palo Alto Networks, Inc.

Content Security.  Our principal competitors in this market are Barracuda Networks, Inc., Blue Coat, Inc., Cisco Systems, Inc., Microsoft, Inc., Symantec Corp., Trend Micro, Inc., and Websense, Inc.

Risk and Compliance.  Our principal competitors in this market are EMC Corp., Hewlett Packard Company, International Business Machines, Corp., NetIQ Corporation, Qualys, Inc., Rapid7, Inc., and Tripwire, Inc.

Security Software-as-a-Service (SaaS).  Our principal competitors in this market are Google, Inc., Microsoft Corp., Symantec Corp., and Websense, Inc.

Mobile Security.  Our principal competitors in this market are Airwatch, Inc., Good Technology, Inc., Juniper Networks, Inc., and MobileIron, Inc.

Other Competitors.  In addition to competition from large technology companies such as Cisco Systems, Inc., EMC Corp., International Business Machines, Corp., Microsoft Corp., and Symantec Corp., we also face competition from smaller companies and shareware authors that may develop competing products.

Consumer Market

In the consumer market, we believe that the principal competitive factors include, but are not limited to, the following: brand name recognition and reputation; convenience of purchase; price; breadth of functionality and features; ease of use; and frequency of upgrades and updates. We believe that we generally compete effectively in each of these areas. However, if it is more convenient for consumers to use a competitive product (for example, when they purchase computers that are prebundled with a competitor’s product), we could be at a competitive disadvantage. Our prices are also at a competitive disadvantage compared to free solutions or when competitors offer significant discounts. Our principal competitors are AVG Technologies CZ s.r.o., F-Secure Corporation,

Kaspersky Lab, Inc., Symantec Corp. with its Norton product line, and Trend Micro, Inc. There are also several smaller regional security companies that we compete against primarily in the EMEA and APAC regions.

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

OUR EMPLOYEES

As of December 31, 2010, we employed approximately 6,300 individuals worldwide, with approximately 48% in the U.S. Less than 2% of our employees are represented by a labor union or work council. Competition for qualified management and technical personnel is intense in the software industry.

Company Information

We were incorporated in the state of Delaware in 1992 under the name of McAfee Associates, Inc. In conjunction with our 1997 merger with Network General Corporation, we changed our name to Network

Associates, Inc. In 2004, we changed our name to McAfee, Inc. and began trading on the New York Stock Exchange under the symbol MFE. We are headquartered at 2821 Mission College Boulevard, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. Our internet address is www.mcafee.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

The announcement and pendency of the acquisition by Intel could cause disruptions in our business. For example, customers may delay, reduce or even cease making purchases from us until they determine whether the merger will affect our products and services, including, but not limited to pricing, performance or support. Third-party intermediaries such as distributors, value-added resellers, PC OEMs, ISPs and other distribution channel partners may give greater priority to products of our competitors until they determine whether the merger will affect our products and services or our relationship with them. In addition, key personnel may depart for a variety of reasons including perceived uncertainty as to the affect of the merger on their employment. The loss of key personnel could adversely affect our relationships with our customers, vendors and other employees. These disruptions may increase over time until the closing of the merger, and we cannot provide assurance that the merger will close by the end of the first quarter of 2011, if at all.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that could affect our ability to execute on our business strategies and attain our financial goals, and the pendency of the acquisition by Intel and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the merger with Intel could adversely affect our business.

We cannot provide assurance that the pending acquisition by Intel will be completed. If the pending acquisition is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On August 18, 2010, the day before the announcement of the pending merger, our stock’s closing price was $29.93. On August 19, 2010, following the announcement of the pending merger, our stock’s closing price was $47.01 and from August 19, 2010 through February 22, 2011 our stock’s closing price has ranged between $46.05 and $47.96.

In addition, under certain circumstances specified in the Merger Agreement, we may be required to pay Intel a termination fee of approximately $230.0 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the acquisition by Intel and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition merger, if the acquisition merger is not consummated.

Adverse conditions in the national and global economies and financial markets may adversely affect our business and financial results.

National and global economies and financial markets have experienced a prolonged downturn stemming from a multitude of factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries have been experiencing or recently have experienced slowed or receding economic growth and disruptions in the financial markets. These conditions have been heightened recently by increased volatility in the European capital markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times, periods of heightened volatility in the capital markets, periods of high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, lower renewal rates, and increased price competition. These results may persist even when certain economic conditions have improved. In addition, weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. Any of these events would likely harm our business, operating results, cash flows and financial condition.

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

Consumer business competition.  More than 35% of our revenue comes from our consumer business. Our growth of this business relies on direct sales and sales through relationships with ISPs such as AOL, Cox, Verizon and AT&T; PC OEMs, such as Acer, Dell, Sony Computer, Hewlett Packard and Toshiba; and OEM partners such as Adobe. As competition in this market increases, we have and will continue to experience pricing pressures that could have a negative effect on our ability to sustain our revenue, operating margin and market share growth. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

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

Keeping pace with industry trends, new technologies and threat landscape changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. For example, we must expand our offerings for virtual computer environments; we must continue to expand our security technologies for mobile environments to support a broader range of mobile devices such as mobile phones, smart phones and tablets, and the networks which increasingly are being accessed remotely or from home by these mobile devices; we must expand our security offerings for the proliferation of IP-connected embedded systems and devices; we must extend the security provided by our products to protect against the vulnerabilities present in new internet applications that are being released; we must develop products that are compatible with new or otherwise emerging operating systems, while remaining compatible with popular operating systems such as Linux, Oracle’s Solaris, UNIX, Macintosh OS_X, and Windows XP, NT, Vista and 7; and we must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a- service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. In addition, internet threats such as malware have grown significantly in the last two years, we expect these threats to continue to increase both in numbers and in complexity, and we must continuously work to ensure our products protect against the increased volume and complexity. We may invest in complementary or competitive businesses, products or technologies to help us keep pace with industry changes but these investments may not result in products that are important to our customers or we may not realize the benefits of these investments. Failure to keep pace with technological changes in our industry and changes in the threat landscape could adversely affect our ability to protect against security breaches, which cause us to lose customers and could have a negative impact on our business and financial results. Failure to keep pace with changes that are important to our customers could also cause us to lose customers and could have a negative impact on our business and financial results.

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

Internal controls, policies and procedures.  Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held and/or non-US companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act, generally accepted accounting principles in the United States of America (“GAAP”) and U.S. export regulations.

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

Our international operations increase our risks in several aspects of our business, including but not limited to risks relating to revenue, legal and compliance, currency exchange and interest rate, and general operating. Net revenue in our operating regions outside of North America represented 42% of total net revenue in 2010 compared to 43% in 2009 and 47% in 2008. The risks associated with our international operations could adversely affect our business and financial results.

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

Legal and compliance risks.  We face a variety of legal and compliance risks. For example, international operations pose a compliance risk with the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act 2010. Some countries have a reputation for businesses to engage in prohibited practices with government officials to consummate transactions. Although we have implemented training along with policies and procedures designed to ensure compliance with this and similar laws, there can be no assurance that all employees and third-party intermediaries (including our contractors, agents, resellers, distributors and strategic channel partners) will comply with anti-corruption laws. Any such violation could have a material adverse effect on our business.

Another legal risk is compliance with data privacy laws. The U.S., Europe and other jurisdictions have adopted and continue to adopt privacy-related or data protection laws and regulations. Any failure by us to comply with these privacy-related or data protection laws and regulations could lead to legal proceedings against us by governmental entities or customers resulting in additional costs or other harm to our business, operating results and financial condition. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could harm our business, operating results and financial condition. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

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

Currency exchange and interest rate risks.  A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. We translate revenues and costs from these transactions into U.S. dollars for reporting purposes. As a result, our future operating results will continue to be subject to fluctuations in foreign currency rates. This combined with economic instability, such as higher interest rates in the U.S. and inflation, could reduce our customers’ ability to obtain financing for software products, or could make our products more expensive or could increase our costs of doing business in certain countries. During 2010 and 2009, we recorded net foreign currency transaction losses of $4.1 million and $2.4 million, respectively. In 2008 we recorded a net foreign currency transaction gain of $6.4 million. We may be positively or negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Additionally, fluctuations in currency exchange rates will impact our deferred revenue balance, which is a key financial metric at each period end. The risk associated with fluctuation in foreign currency exchange rates may be heightened due to volatility in the European capital markets.

Research and development risks.  We employ engineers in a number of jurisdictions outside the U.S. In many of these jurisdictions the laws relating to the protection of intellectual property are less strict than the laws in the U.S. or not enforced to the same extent as they are enforced in the U.S. As a result in some foreign jurisdictions we may be subject to heightened attempts to gain unauthorized access to our information technology systems or surreptitiously introduce software into our products. These attempts may be the result of hackers or others seeking to harm us, our products, or customers. We have implemented various measures to manage our risks related to these disruptions, but these measures may be insufficient and a system failure or security breach could negatively impact our operations and financial results. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could negatively impact our competitive position. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

A significant portion of our consumer revenue is derived from sales through our OEM partners that bundle our products with their products. Our reliance on this sales channel is significantly affected by our partners’ sales of new products into which our products are bundled. Our revenue from sales through our OEM partners is affected by the number of personal computers on which our products are bundled and the rate at which consumers purchase or subscribe for the bundled products. Adverse developments in global economic conditions, competitive risks and other factors may adversely affect personal computer sales and could adversely affect our sales and financial results. In addition, decreases in the rate at which consumers purchase or subscribe for our bundled products would adversely affect our sales and financial results. For example, if our PC OEM partners begin selling a greater percentage of netbooks and the conversion rate on netbooks is lower than the conversion rate on laptops, our sales would be adversely affected.

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

Reliance on a small number of distributors.  A significant portion of our net revenue is attributable to a fairly small number of distributors. Our top ten distributors represented 38% of our net revenue in 2010, 34% in 2009 and 38% in 2008. Reliance on a relatively small number of third parties for a significant portion of our distribution exposes us to significant risks to net revenue and net income if our relationship with one or more of our key distributors is terminated for any reason.

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

Although a distributor can terminate its relationship with us for any reason, one factor that may lead to termination is a divergence of our business interests and those of our distributors and potential conflicts of interest. For example, our acquisition activity has resulted in the termination of distributor relationships that no longer fit with our or the distributors’ business priorities. Future acquisition activity could cause similar termination of, or disruption in, our distributor relationships, which could adversely impact our revenue.

Credit risk.  Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $5.9 million as of December 31, 2010. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances, which could adversely impact our financial results.

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

We face risks related to sales to government entities, including the risk of early termination.

We derive a portion of our revenues from sales to U.S. and foreign federal, state and local governments and their respective agencies. Most of our sales to government entities are of commercial items and have been made indirectly through third-party prime contractors that resell our products. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, government prime contracts are generally subject to government oversight which can result in various civil and criminal penalties and administrative sanctions, including termination of contracts, fines and suspensions or debarment from future government business.

We face numerous risks relating to the enforceability of our intellectual property rights and our use of third-party intellectual property, many of which could result in the loss of our intellectual property rights as well as other material adverse impacts on our business and financial results and condition.

Limited protection of our intellectual property rights against potential infringers.  We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our technology. However, the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology into their products. Competitors may hire our former employees who may misappropriate our proprietary technology. If unauthorized disclosure of our source code occurs through security breach or attack, or otherwise, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our products by copying functionality. If as a result of theft, misuse or misappropriation our competitors are able to inappropriately incorporate or copy our functionality into their technology, our revenue and operating margins may be adversely affected. We are aware that there are users of our security products that have not paid license, technical support, or subscription fees to us. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. We employ engineers in the development of our technology that are located in jurisdictions outside the United States. If the governments, corporations and legal infrastructure in those jurisdictions do not support the protection of intellectual property rights, it will be more difficult to enforce our rights and protect our proprietary technology from misuse, theft and misappropriation, which could harm our business. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.

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

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. If we continue to make acquisitions in the future, we are more likely to be subject to acquisition related shareholder derivative actions and actions resulting from the use of earn-outs, purchase price escrow holdbacks and other similar arrangements. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of directors’ time and resulted in material expense to us. See Note 19 to the consolidated financial statements for additional information with respect to certain currently pending legal matters.

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

Factors that may cause our revenue, gross margins and other operating results to fluctuate significantly from period to period, include, but are not limited to, the following:

Fluctuations in demand for or pricing of our products.  We are subject to fluctuations in demand for our products due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, and other factors. In addition, we are subject to competitive pricing pressures. Reduced demand for our products or competitive pricing pressure that affects our pricing may cause fluctuations in our revenues and may adversely affect our gross margins.

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

Potential acceleration of prepaid expenses and deferred costs.  We defer costs of revenue primarily related to revenue sharing and royalty arrangements and recognize these costs over the service period of the related revenue. Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated customer renewal transactions and royalty costs paid in advance of revenue transactions. We evaluate quarterly and upon contract expiration the remaining value of these prepaid expenses in comparison to estimates of future revenues. If the estimated future revenues are less than the prepaid expenses, then we must accelerate the expense of prepaid amounts that exceed the estimated future revenues. We cannot be certain that a future downturn in the business of parties with whom we have entered into revenue sharing and royalty arrangements or changes in market conditions will not result in the acceleration of prepaid expenses from future periods to current periods, which could adversely affect our results of operations.

We also defer costs related to our revenue-sharing and royalty arrangements and recognize those costs ratably as revenue is recognized. Currently proposed changes in the accounting for these deferred costs, if adopted, may require us to recognize these costs on a current rather than deferred basis, which could cause our revenue, gross margins and other operating results to fluctuate significantly from period to period.

Additional cash and non-cash sources of fluctuations.  A number of other factors that are peripheral to our core business operations also contribute to variability in our operating results. These include, but are not limited to, changes in foreign exchange rates for the Japanese Yen and the Euro (which may be more volatile due to the recent volatility in the European capital markets), international sales become a greater percentage of our total sales, repurchases under our stock repurchase program, expenses related to our acquisition and disposition activities, arrangements with minimum contractual commitments including royalty and distribution-related agreements, stock-based compensation expense, unanticipated costs associated with litigation or investigations, costs related to Sarbanes-Oxley compliance efforts, costs and charges related to certain unusual events such as restructurings, substantial declines in estimated values of long-lived assets below the value at which they are reflected in our financial statements, impairment of goodwill, intangible assets or purchased technologies and changes in GAAP, such as increased use of fair value measures, new guidance relating to GAAP, such as the guidance issued by the Financial Accounting Standards Board in October 2009 (Accounting Standards Update No. 2009-13 ratifying EITF 08-01) on software revenue recognition and on revenue arrangements with multiple deliverables that applies to us beginning with our fiscal year ending December 31, 2011, changes in tax laws and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”).

Material weaknesses in our internal control and financial reporting environment may impact the accuracy, completeness and timeliness of our external financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures that could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors that in turn could require us to restate our operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation. As well this could result in governmental inquiries that could require us to incur significant accounting, legal or other expenses.

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

We rely on a limited number of third parties to manufacture our hardware-based network security and system protection products and to replicate and package our boxed software products. Many of our products are manufactured and supplied by a single, although not the same, source. This reliance on third parties involves a number of risks that could have a negative impact on our business and financial results.

Less control of the manufacturing process and outcome with third party manufacturing relationships.  Our use of third-party manufacturers results in a lack of control over the quality and timing of the manufacturing process, limited control over the cost of manufacturing, and the potential absence or unavailability of adequate manufacturing capacity.

Risk of inadequate capacity with third party manufacturing relationships.  If any of our third-party manufacturers fails for any reason to manufacture products of acceptable quality, in required volumes, and in a cost-effective and timely manner, it could be costly as well as disruptive to product shipments. We might be required to seek additional manufacturing capacity, which might not be available on commercially reasonable terms or at all. Even if additional capacity was available, the process of qualifying a new vendor could be lengthy and could cause significant delays in product shipments and could strain partner and customer relationships. In addition, supply disruptions or cost increases could increase our costs of goods sold and negatively impact our financial performance. Our risk is relatively greater in situations where our hardware products are manufactured by, or contain critical components supplied by, a single or a limited number of third parties. Any significant shortage of our products or components could lead to cancellations of customer orders or delays in placement of orders, which would adversely impact revenue.

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

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. An adverse outcome in any examination could have a significant negative impact on our cash position and net income. Although we have established reserves for examination contingencies in accordance with published guidance, there can be no assurance that the reserves will be sufficient to cover our ultimate liabilities.

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

If we fail to effectively upgrade or modify our information technology systems, we may not be able to accurately report our financial results or prevent fraud.

As our information technology systems age or need to be upgraded or replaced to meet our changing business needs, we may experience difficulties in transitioning to new or upgraded information technology systems and in applying maintenance patches to existing systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations. We may also experience similar results if we have difficulty applying routine maintenance patches to existing systems in a timely manner.

Computer “hackers” may damage our products, services and systems.

Due to our high profile in the network and system protection market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various web sites. For example, we have seen the spread of viruses, or worms, which intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and gain access to our network and our data centers, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Also, a number of web sites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the web site to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our own computer systems, materially damage our relationship with customers that are affected, subject us to claims and additional expense and result in negative publicity, damage to our reputation and a decline in sales. In addition, since we do not control disk duplication by distributors or our independent agents, media containing our software may be infected with viruses.

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

Historically, investment income has been a significant component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We invest our cash, cash equivalents and marketable securities in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality debt securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them. Current economic conditions have had widespread negative effects on the financial markets and global economies. These conditions have been heightened recently by increased volatility in the European capital markets. During these challenging markets, we are investing new cash in time deposits and liquidity funds and also in instruments with short to medium-term maturities of highly-rated issuers, including U.S. government guaranteed investments. We do not hold any auction rate securities or structured investment vehicles. The underlying collateral for certain of our mortgage-backed and asset-backed securities is comprised of some sub-prime mortgages, as well as prime and Alt-A mortgages. We are no longer purchasing mortgage-backed or asset-backed securities.

The outlook for our investment income is dependent on the amount of any acquisitions that we effect, the amount of cash flows from operations and historically from the timing of our stock repurchases under our stock repurchase program that are available for investment. Our investment income is also affected by the yield on our investments and our recent shift to a larger percentage of our investment portfolio to shorter-term and U.S. government guaranteed investments. This shift has negatively impacted our income from our investment portfolio in light of declining yields. Continued decline in our investment income or the value of our investments will have an adverse effect on our results of operations or financial condition.

During 2009, we recorded additional impairment on previously impaired marketable securities totaling $0.7 million. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value and the expected recoverability of certain securities, which could change our judgment regarding impairment. This could result in realized losses being charged against future income. Given the current market conditions involved, there is continuing risk additional impairments may be charged to income in future periods. At December 31, 2010, gross unrealized losses totaled $0.5 million.

Most of our cash and investments held outside the U.S. are subject to fluctuations in currency exchange rates. A repatriation of these non-U.S. investment holdings to the U.S. under current law could be subject to foreign and U.S. federal income and withholding taxes, less any applicable foreign tax credits. Local regulations and potential further capital market turmoil could limit our ability to utilize these offshore funds. As of December 31, 2010, $755.0 million was held outside the United States.

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

Our worldwide headquarters is located in Santa Clara, California. We conduct our business on a worldwide basis with facilities totaling approximately 1.8 million square feet. Our primary domestic and international facilities are as follows (square feet in thousands):

	Square	Leased/
Location	Feet	Owned	Primary Activities

Santa Clara, California, USA(1)	242	Leased	Sales, Support, Legal, IT, Training, Human Resources, Finance
Plano, Texas, USA(2)	170	Owned	Sales, Support, Legal, IT, Training, Human Resources, Finance
St. Paul, Minnesota, USA	107	Leased	Support, Manufacturing
Beaverton, Oregon, USA	60	Leased	Research and Development
Bangalore, India	177	Leased	Research and Development, Sales, Support, IT, Finance
Cork, Ireland	47	Leased	Sales, Finance, Research and Development
Aylesbury, United Kingdom	40	Leased	Research and Development, Support
Slough, United Kingdom	31	Leased	Sales, Support, Human Resources, IT
Tokyo, Japan	28	Leased	Sales, Finance, Human Resources
Waterloo, Ontario, Canada	25	Leased	Research and Development
Sydney, Australia	20	Leased	Sales, Finance, Human Resources, IT

(1)	We also lease but do not occupy approximately 208,000 square feet in Santa Clara, California that formerly was our corporate headquarters.

(2)	Our regional office located in Plano, Texas is located on 21.0 acres of owned land.

We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

Item 3.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 19 to our consolidated financial statements included in this Form 10-K, which information is incorporated into this Part IV, Item 15 by reference.

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

	High	Low

Year Ended December 31, 2010
First Quarter	$42.00	$36.51
Second Quarter	41.72	30.63
Third Quarter	47.38	29.53
Fourth Quarter	47.44	45.92
Year Ended December 31, 2009
First Quarter	$34.90	$26.65
Second Quarter	42.57	32.93
Third Quarter	45.52	38.64
Fourth Quarter	45.68	37.15

The annual certification to the NYSE attesting to our compliance with the NYSE’s corporate governance listing standards was submitted for 2009 by our chief executive officer to the NYSE in July 2010.

Dividend Policy

We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our credit agreement with Bank of America, N.A., as administrative agent contains restrictions regarding the payment of dividends.

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

COMPARISON OF 5-YEAR CUMULATIVE RETURN
FOR MCAFEE, INC., NYSE MARKET INDEX,
S&P 500 INDEX AND S&P INFORMATION TECHNOLOGY INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2010

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10

McAfee, Inc.	100.0	104.6	138.2	127.4	149.5	170.7
NYSE Market Index	100.0	120.5	131.2	79.7	102.2	115.9
S&P Information Technology Index	100.0	108.4	126.1	71.7	116.0	127.8
S&P 500 Index	100.0	115.8	122.2	77.0	97.3	112.0

Performance for 2010 reflects the December 31, 2010 closing price of our common stock on the NYSE of $46.31.

Holders of Common Stock

As of February 22, 2011, there were 875 record owners of our common stock.

Common Stock Repurchases

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During 2010, we repurchased approximately 8.3 million shares of our common stock in the open market for approximately $300.0 million. We do not expect to repurchase additional shares of our common stock in the open market while the acquisition by Intel remains pending.

During 2010, 2009 and 2008, we repurchased approximately 0.7 million, 0.8 million and 0.5 million shares of our common stock, respectively, for approximately $28.5 million, $25.3 million and $16.6 million, respectively, in connection with our obligation to holders of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and restricted stock units with performance-based vesting (“PSUs”) to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program. During 2009, we had no repurchases of our common stock in the open market. During 2008, we repurchased approximately 14.5 million shares of our common stock in the open market for approximately $499.7 million, excluding commissions paid.

The table below sets forth all repurchases by us of our common stock during the three months ended December 31, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares That
	Number of	Average	Part of Publicly	may yet be Purchased
	Shares	Price Paid	Announced Plan or	Under Our Stock
Period	Purchased	per Share	Repurchase Program	Repurchase Program
	(In thousands, except price per share)

October 1, 2010 through October 31, 2010	11	$47.28	—	$200,008
November 1, 2010 through November 30, 2010	66	47.22	—	200,008
December 1, 2010 through December 31, 2010	4	46.91	—	200,008

Total	81	$47.22	—

Item 6.	Selected Financial Data

You should read the following selected financial data with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Years Ended December 31,
	2010	2009	2008(1)	2007	2006
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$2,064,807	$1,927,332	$1,600,065	$1,308,220	$1,145,158
Income from operations	229,422	222,307	189,571	159,813	139,028
Income before provision for income taxes	229,640	224,223	222,206	229,204	183,781
Net income	184,112	173,420	172,209	166,980	137,471
Net income per share — basic	$1.19	$1.11	$1.10	$1.04	$0.85
Net income per share — diluted	$1.17	$1.09	$1.08	$1.02	$0.84
Shares used in per share calculation — basic	154,936	156,144	156,205	159,819	160,945
Shares used in per share calculation — diluted	157,385	158,988	159,406	164,126	163,052

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$738,419	$677,137	$483,302	$394,158	$389,627
Working capital	512,446	327,232	76,160	230,145	146,253
Total assets	4,232,352	3,963,186	3,457,881	3,386,524	2,760,834
Deferred revenue, current and long-term	1,536,266	1,407,473	1,293,110	1,044,513	897,525
Accrued taxes and other long-term liabilities	57,517	70,772	72,751	88,241	149,924
Total equity	2,224,097	2,117,538	1,752,488	1,905,325	1,427,249

(1)	In 2008, we expensed $19.5 million for in-process research and development related to the acquisition of Secure Computing Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have one business and operate in one industry: developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized businesses and consumers either directly or through a network of qualified distribution partners. We derive our revenue from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from licenses under subscription arrangements and (ii) product revenue, which includes revenue from perpetual licenses (those with a one-time license fee) and from hardware product sales. In 2010, service, support and subscription revenue accounted for 89% of net revenue and product revenue accounted for 11% of net revenue.

Pending Acquisition by Intel

On August 18, 2010, we entered into a definitive agreement under which Intel will acquire all of our common stock, through a merger, for $48 per share in cash and we will become a wholly owned subsidiary of Intel. The definitive agreement related to the acquisition was approved and adopted by our stockholders on November 2, 2010. The definitive agreement related to the acquisition provides that the acquisition is subject to regulatory approvals and other customary closing conditions. On December 20, 2010, we received notification from the United States Federal Trade Commission that the waiting period had expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed acquisition. On January 26, 2011, the European Commission announced that it had granted conditional antitrust clearance of the proposed acquisition. We anticipate that the acquisition will close in the first quarter of 2011.

Operating Results and Trends

We evaluate our consolidated financial performance utilizing a variety of indicators. Five of the primary indicators that we utilize to evaluate the growth and health of our business are total net revenue, operating income, net income, net cash provided by operating activities and deferred revenue. In addition, our management considers certain “non-GAAP” metrics (derived by adjusting net revenue, operating income and net income for certain items) when evaluating our ongoing performance and/or predicting our earnings trends. These items include the impact of signature file update, stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges (benefits), acquisition-related costs, litigation-related and other costs, acquired intangible asset expensed to research and development, loss on sale/disposal of assets and technology, in-process research and development, change in fair value of stock-based liability awards, marketable securities (accretion) impairment, income taxes and certain other items. In addition, on April 21, 2010, we released a signature file update that caused some of our customers’ computers to be rendered inoperable or significantly impacted. We have assisted our customers to resolve their computer problems and have taken steps to prevent a similar problem from recurring. We have adjusted our 2010 net revenue, operating income and net income for impacts of the signature file update for “non-GAAP” metrics as our management does not consider these impacts when evaluating our ongoing performance, predicting our earnings and/or when managing our daily business. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Revenue.  As discussed more fully below, our net revenue in 2010 grew by $137.5 million, or 7%, to $2,064.8 million from $1,927.3 million in 2009. Our net revenue is directly impacted by corporate information technology, and government and consumer spending levels. Net revenue was positively impacted by $72.9 million from our 2010 and 2009 acquisitions. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our revenue growth by $28.8 million in 2010.

Operating Income.  Operating income increased $7.1 million in 2010 compared to 2009 primarily due to the increase in our gross margin, offset by increases in operating costs. The increase in expenses included: (i) a $38.7 million increase in salaries and benefits due to headcount and salary increases, (ii) a $27.9 million increase in restructuring charges due to vacating facilities and realigning our staffing across all departments, (iii) a $10.4 million increase in stock-based compensation expense discussed more fully in “Stock-based Compensation Expense” below, (iv) $7.0 million of costs incurred in 2010 associated with our pending acquisition by Intel and (v) increases in costs of revenues primarily related to infrastructure costs and costs related to our online subscription arrangements. Due to the release of the signature file update on April 21, 2010 and remediation actions we took, our net revenue in the second quarter of 2010 was negatively impacted by approximately $6.1 million, our cost of net revenue was negatively impacted by $0.7 million and our operating costs were negatively impacted by $1.1 million. Changes in the U.S. Dollar compared to foreign currencies negatively impacted our operating income by $32.2 million in 2010.

The $28.5 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for 2010 compared to 2009 resulted from a $143.6 million increase in non-GAAP net revenue that exceeded (i) the $68.8 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $46.3 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal expense included in the calculation of non-GAAP operating income in 2010 compared to 2009 due to a benefit in 2009 from a $6.5 million insurance reimbursement. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net Income.  The $10.7 million increase in net income in 2010 compared to 2009 was primarily attributable to the $7.1 million increase in income from operations discussed above and a decrease in our effective tax rate discussed more fully in “Provision for Income Taxes” below.

The $19.2 million increase in non-GAAP net income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) in 2010 compared to 2009 resulted from the increases in non-GAAP operating income described above. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Net cash provided by operating activities.  The $98.3 million increase in net cash provided by operating activities in 2010 compared to 2009 was primarily attributable to the growth of our business and management’s focus on operating cash flows. The $98.3 million increase in 2010 compared to 2009 was due to increased collections on accounts receivable and decreased partner payments, offset by increased payments for salary and benefits due to increased headcount and salary increases and increased payments on accounts payable. See “Liquidity and Capital Resources” below.

Deferred Revenue.  Our deferred revenue balance at December 31, 2010 increased 9% to $1,536.3 million, compared to $1,407.5 million at December 31, 2009. Excluding acquired deferred revenue and the negative impact of the U.S. strengthening against the Euro during 2010, our deferred revenue increased $155.9 million as a result of growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based products. We receive up-front payments for maintenance and subscriptions, but we recognize revenue over the service or subscription term. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Approximately 75 to 85% of our total net revenue during both 2010 and 2009 came from prior-period deferred revenue. We believe that deferred revenue is a key indicator of the growth and health of our business.

Acquisitions.  We continue to focus our efforts on building a full line of system and network protection solutions and technologies that support our multi-platform strategy of personal computer, internet and mobile security solutions. In 2010, we acquired InternetSafety.com for $10.7 million, tenCube for $10.6 million and Trust Digital for $32.5 million. In 2009, we acquired MX Logic, Inc. (“MX Logic”), for $163.1 million and Solidcore Systems, Inc. (“Solidcore”) for $40.5 million. We do not expect that our 2010 acquisitions will have a significant impact on net income in 2011. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below for such items excluded by management.

Net Revenue by Product Groups and Customer Category.  Transactions from our corporate business include the sale of product offerings intended for enterprise, mid-market and small business use. Net revenue from our corporate products increased $61.1 million, or 5%, to $1,275.0 million in 2010 from $1,213.9 million in 2009. The increase in revenue was primarily due to a $60.6 million increase in revenue from our networks security solutions, which includes increased revenue from our Secure Computing Corporation (“Secure”) acquisition along with our Intrusion Prevention System (“IPS”) offerings. These increases were offset in part by $6.1 million of prior-period deferred revenue from our system security solutions that was originally scheduled to be recognized in 2010 but was deferred until future periods due to the effects of the signature file update released on April 21, 2010 and the remediation actions we took. Included in the overall increase in net revenue is a $28.8 million negative foreign exchange impact.

Transactions from our consumer business include the sale of product offerings primarily intended for consumer use, as well as any revenue or activities associated with providing an overall safe consumer experience on the internet or cellular networks. Net revenue from our consumer security market increased $76.3 million, or 11%, to $789.8 million in 2010 from $713.5 million in 2009. The increase in revenue from our consumer market was primarily attributable to our continued relationships with strategic partners, such as Acer, Adobe, Dell, Sony Computer and Toshiba. The impact of the signature file update released on April 21, 2010 was minimal to our net revenue from our consumer security market.

Net revenue from our corporate products increased $250.1 million, or 26%, to $1,213.9 million during 2009 from $963.8 million in 2008. The year-over-year increase in revenue was due to (i) a $141.3 million increase in revenue from our content security solutions, which includes approximately $102.0 million increase from our Secure acquisition, (ii) a $68.9 million increase in revenue from our network security solutions, primarily from our Secure acquisition, (iii) an $18.7 million increase in revenue from our services offerings, (iv) a $15.8 million increase in revenue from our system security offerings and (v) a $5.4 million increase in revenue from our governance, risk and compliance offerings. In 2009, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. During 2009, we also experienced an increase in both the number and size of larger transactions sold to customers through a solution selling approach, which bundles multiple products and services into suite offerings. This positively impacted revenue and deferred.

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

Foreign Exchange Fluctuations.  The Euro and Japanese Yen are the two predominant non-U.S. currencies that affect our financial statements. As the U.S. Dollar strengthens against foreign currencies, our revenues from transactions outside the U.S. and operating income may be negatively impacted. As the U.S. Dollar weakens against foreign currencies, our revenues outside the U.S. and operating income may be positively impacted.

During 2010, on an average exchange basis, the U.S. Dollar strengthened against the Euro and the British Pound and weakened against the Japanese Yen and all other major currencies that we do business in compared to 2009. Overall, the U.S. Dollar strengthening against the Euro had the most significant impact to our revenue, resulting in decreased revenue in our consolidated statements of income and comprehensive income in 2010 compared to 2009. The U.S. Dollar weakening against various other foreign currencies had the most significant impact to expenses, resulting in an overall net increase in our expenses in our consolidated statements of income and comprehensive income in 2010 compared to 2009.

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

Our revenue, which is presented net of sales taxes, is derived primarily from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue as well as revenue from product licenses under subscription arrangements, and (ii) product revenue, which includes hardware and perpetual software license revenue.

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

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance. When customer acceptance is required, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period as the related revenue is recognized. These costs are identified as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements and the degree of flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income over the service period.

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

At December 31, 2010, our allowance for sales returns and incentives was $86.7 million compared to $68.8 million at December 31, 2009. If our allowance for sales returns and incentives were to increase by 10%, or $8.7 million, our net revenue would decrease by $1.9 million and our deferred revenue would decrease by $6.8 million for the year ended December 31, 2010.

Deferred Costs of Revenue and Prepaid Expenses

We defer costs of revenue primarily related to revenue-sharing and royalty arrangements and recognize these costs over the service period of the related revenue. Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated customer renewal transactions and royalty costs paid in advance of revenue transactions. We evaluate the remaining value of these prepaid expenses in comparison to estimates of future revenues. Our estimates of future revenue are based on assumptions considering our historical experience and other relevant facts and circumstances. We have not accelerated the expense of any material prepaid amounts for any periods presented in our statements of income and comprehensive income.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), RSUs, RSAs, PSUs and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP”). See Note 14 to the consolidated financial statements for additional information.

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

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during 2010 by 10%, our stock-based compensation expense would increase by $4.1 million, net of expected forfeitures. Likewise, if we increased our assumption of the expected lives of options granted during 2010 by one year, our stock-based compensation expense would increase by $1.6 million. These notional increased expense amounts would be amortized over the options’ weighted-average 3.9 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our consolidated statements of income and comprehensive income for the year ended December 31, 2010 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2010 would have increased by $5.3 million. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $22.8 million, amortized over a weighted-average period of 1.9 years.

Estimation of Restructuring Accrual and Litigation

Restructuring accrual.  To determine our restructuring charges and the corresponding liabilities, we make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We develop these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If at December 31, 2010 our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by $1.0 million.

The estimates regarding our restructuring accruals affect our “other accrued liabilities” and “accrued taxes and other long-term liabilities” line items in our consolidated balance sheets, since these liabilities will be settled each year through 2018. These estimates affect our consolidated statements of income and comprehensive income in the “restructuring charges (benefits)” line item.

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

Our deferred tax asset is presented net of a valuation allowance. The valuation allowance is recorded due to the limitations on our ability to utilize certain credit carryforwards and net operating losses of acquired companies. The valuation allowance is based on tax law limitations on the future utilization of acquired attributes as well as on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance decreased in 2010 primarily due to the change in judgment regarding the ability to utilize foreign tax credits in future years prior to their expiration. This change in judgment was based on several factors, including reduced net operating losses available in future years and expectations of future earnings in various jurisdictions.

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

Goodwill.  We make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using an equal weighting of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. We estimate cash flows for these purposes using internal financial projections based on recent and historical trends and relevant market and industry data. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units. If an impairment were present, these estimates would affect the “impairment of goodwill” line item which we would add on our consolidated statements of income and comprehensive income and would affect the “goodwill” line item in our consolidated balance sheets. As goodwill is allocated to all of our reporting units, any impairment could potentially affect our operating geographies. The fair values of our reporting units were substantially in excess of the respective carrying amounts in our most recent goodwill impairment test.

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

We have not recorded any other-than-temporary impairment since April 1, 2009. In 2009, we recorded other-than-temporary impairment of $0.7 million. In 2008, we recorded other-than-temporary impairment of $18.5 million, which consisted of $12.2 million related to corporate bonds and asset-backed and mortgage-backed securities that suffered significant declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to securities for which we did not have the intent and ability to hold until recovery (due to our funding of the Secure acquisition). At December 31, 2010, gross unrealized losses totaled $0.5 million.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Net revenue:
Service, support and subscription	$1,839,437	$1,739,081	$100,356	6%	$1,467,092	$271,989	19%
Product	225,370	188,251	37,119	20	132,973	55,278	42

Total net revenue	$2,064,807	$1,927,332	$137,475	7%	$1,600,065	$327,267	20%

Net revenue by Geography:
North America	$1,193,614	$1,091,857	$101,757	9%	$844,937	$246,920	29%
EMEA	527,651	531,763	(4,112)	(1)	502,876	28,887	6
Japan	149,713	138,624	11,089	8	116,567	22,057	19
APAC	115,129	96,277	18,852	20	81,109	15,168	19
Latin America	78,700	68,811	9,889	14	54,576	14,235	26

Total net revenue	$2,064,807	$1,927,332	$137,475	7%	$1,600,065	$327,267	20%

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

Net Revenue by Geography

Net revenue outside of North America accounted for 42%, 43% and 47% of net revenue for 2010, 2009 and 2008, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in net revenue in North America during 2010 was primarily related to (i) an $83.9 million increase in corporate revenue and (ii) a $17.8 million increase in consumer revenue. The increase in corporate revenue was primarily attributable to a $55.0 million increase in revenue from our network security offerings due to increased revenue from our Secure acquisition along with our IPS offerings and a $12.9 million increase in revenue from our content security offerings due to increased revenue from our MX Logic acquisition. The increase in revenue from our consumer market was primarily attributable to our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer and Toshiba.

The increase in net revenue in North America during 2009 was primarily related to (i) a $205.8 million increase in corporate revenue and (ii) a $41.1 million increase in consumer revenue. The year-over-year increase in corporate revenue was due to a $103.1 million increase in revenue from our content security offerings, which includes approximately $60.9 million increase from our Secure acquisition, a $46.4 million increase in revenue from our network security offerings, primarily due to our Secure acquisition, a $34.8 million increase in revenue from our system security offerings, a $15.2 million increase in revenue from our services offerings and a $6.4 million increase in revenue from our governance, risk and compliance offerings. In 2009, we experienced an increase in the sale of our hardware solutions, which resulted in higher upfront revenue recognition. The increase in consumer revenue was due to an increase in our customer base and increased percentage of suite sales from lower-priced suites to higher-priced suites.

The decrease in net revenue in EMEA in 2010 compared to 2009 was attributable to a decline in revenue from our corporate offerings and the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis for the period, offset in part by the revenue growth from our consumer offerings. Corporate revenue decreased $30.7 million due to a $30.4 million decrease in revenue from our system security offerings, including a $2.9 million decrease from the effects of the signature file update released on April 21, 2010. Consumer revenue increased $26.6 million due to an increase in our customer base and our continued relationships with strategic channel partners, such as Acer, Adobe, Dell, Sony Computer, and Toshiba. Included in the increase in corporate revenue and decrease in consumer revenue in EMEA is a negative foreign exchange impact of approximately $37.2 million in 2010 compared to 2009.

The increase in net revenue in EMEA during 2009 was attributable to revenue growth from both our consumer and corporate offerings, offset by the negative impact of the U.S. Dollar strengthening against the Euro on an average exchange basis in 2009 compared to 2008. The year-over-year increase was primarily attributable to $46.1 million increase from new revenue attributable to our Secure acquisition and $23.0 million in consumer revenue due to an increase in our customer base, offset by the negative foreign exchange impact of approximately $36.4 million in 2009 compared to 2008.

Our Japan, APAC and Latin America operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. In both 2010 and 2009, net revenue in Japan was positively impacted by the weakening U.S. Dollar against the Japanese Yen, which resulted in an approximate $8.1 million and $13.4 million contribution to Japan net revenue in 2010 compared to 2009 and in 2009 compared to 2008, respectively. The increase in net revenue from Japan, APAC and Latin America during 2010 compared to 2009 was primarily attributable to increased revenue from our consumer offerings in all geographic regions and increased revenue from our corporate offerings in both APAC and Latin America.

Service, Support and Subscription Revenue

The increase in service, support and subscription revenue in 2010 compared 2009 was attributable to (i) an increase in sales of support and subscription renewals to existing and new customers, (ii) amortization of previously deferred revenue from support arrangements, (iii) increases in our online subscription arrangements due to our continued relationships with strategic partners such as Acer, Adobe, Dell, Sony Computer and Toshiba and (iv) increases in royalties from sales by our strategic channel partners. In addition, we have expanded our support offerings to include premium-level services. Revenue from consulting increased due to growth in integration and implementation services.

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

Product Revenue

The increase in product revenue in 2010 compared to 2009 was attributable to (i) increased revenue from our Secure acquisition, (ii) increased revenue from our network security solutions, primarily our IPS offerings, that have a higher hardware content and, therefore, more upfront revenue realization and (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

The increase in product revenue in 2009 compared to 2008 was attributable to (i) increased revenue from our Secure acquisition, (ii) increased revenue from our network security solutions which have higher hardware content and, therefore, more upfront revenue realization, (iii) increased revenue from our data protection solutions and upgrade initiatives related to our total protection solutions.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue:

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Cost of net revenue:
Service, support and subscription	$358,542	$308,222	$50,320	16%	$254,083	$54,139	21%
Product	118,264	100,204	18,060	18	72,634	27,570	38
Amortization of purchased technology	80,742	77,961	2,781	4	56,811	21,150	37

Total cost of net revenue	$557,548	$486,387	$71,161	15%	$383,528	$102,859	27%

Components of gross margin:
Service, support and subscription	$1,480,895	$1,430,859			$1,213,009
Product	107,106	88,047			60,339
Amortization of purchased technology	(80,742)	(77,961)			(56,811)

Total gross margin	$1,507,259	$1,440,945			$1,216,537

Total gross margin percentage	73%	75%			76%

Cost of Service, Support and Subscription Revenue

Cost of service, support and subscription revenue consists primarily of costs related to the sale of online subscription arrangements and the costs of providing customer support, training, and consulting services which include salaries, benefits, and stock-based compensation for employees and fees related to professional service subcontractors. The costs related to the sale of online subscription arrangements include revenue-share arrangements and royalties paid to our strategic partners as well as the costs of media, manuals and packaging related to our subscription-based product offerings. The cost of service, support and subscription revenue increased in 2010 compared to 2009 due to (i) increased infrastructure costs, (ii) increased costs related to our revenue share arrangements and (iii) increased cost related to customer and technical support.

The cost of service, support and subscription revenue increased in 2009 compared to 2008 due to (i) increased costs related to customer and technical support primarily attributable to the acquisition of Secure, and (ii) increased professional services costs related to consulting services. The cost of service, support and subscription revenue as a percentage of service, support and subscription revenue increased slightly compared to 2008 primarily attributable to the addition of Secure customer support, training and consulting personnel, offset by increased service contracts and support renewals.

We anticipate the cost of service, support and subscription revenue will increase in absolute dollars during 2011 driven primarily by (i) increased demand for our subscription-based products with associated revenue-sharing costs, (ii) increased costs attributable to providing customer and technical support to existing and new customers and (iii) increased infrastructure costs.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, the cost of computer platforms, other hardware and embedded third-party components and technologies. The cost of product revenue for 2010 increased from 2009 due primarily to (i) increased transactions associated with our network security solutions, primarily our IPS offerings and (ii) increased freight charges.

The cost of product revenue for 2009 increased from 2008 due primarily to additional hardware transactions as a result of the acquisition of Secure. The cost of product revenue as a percentage of product revenue for 2009 decreased compared to 2008 primarily due to an increase in both the number and size of higher margin corporate transactions sold to customers through a solution selling approach.

We anticipate that cost of product revenue will increase in absolute dollars during 2011 due to mix and size of certain enterprise-related transactions.

Amortization of Purchased Technology

The increase in amortization of purchased technology in 2010 compared to 2009 was primarily attributable to our acquisition of Solidcore in June 2009 and MX Logic in September 2009, offset by purchased technology that became fully amortized during 2009. Amortization for purchased technology related to both Solidcore and MX Logic was $10.1 million in 2010 compared to $4.1 million in 2009.

The increase in amortization of purchased technology in 2009 compared to 2008 was primarily attributable to our acquisition of Secure in November 2008. Amortization for the purchased technology related to this acquisition was $27.7 million in 2009.

We expect amortization of purchased technology to decrease in absolute dollars during 2011 as a result of certain purchased technology acquired in previous acquisitions becoming fully amortized in 2011.

Gross Margin

Our gross margin decreased as a percentage of revenue in 2010 compared to 2009 due primarily to (i) our product mix and (ii) an increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue. Our gross margin decreased as a percentage of revenue slightly in 2009 compared to 2008 due primarily to (i) our product mix, (ii) the increase in the cost of service, support and subscription revenue as a percentage of service, support and subscription revenue, and (iii) amortization of purchased technology related to acquisitions made during the year.

Stock-based Compensation Expense

Stock-based compensation expense consists of expense associated with all stock-based awards made to our employees and outside directors. Our stock-based awards include options, RSUs, RSAs, PSUs and ESPP grants.

The following table sets forth, for the periods indicated, a comparison of our stock-based compensation expenses.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Stock-based compensation expense	$119,481	$109,094	$10,387	10%	$76,881	$32,213	42%

The $10.4 million increase in stock-based compensation expense during 2010 compared to 2009 was primarily attributable to (i) a (i) a $9.4 million increase in expense relating to increased grants of RSUs and (ii) a $6.9 million increase in expense related to increased grants of PSUs, offset by a $6.1 million decrease in expense relating to the cash settlement of certain expired options in 2009.

The $32.2 million increase in stock-based compensation expense during 2009 compared to 2008 was primarily attributable to (i) a $22.7 million increase in expense relating to increased grants of RSUs, PSUs and options and assumed RSAs and RSUs from the 2008 acquisition of Secure, (ii) a $6.4 million increase in expense relating to the cash settlement of certain expired options and (iii) a $3.7 million increase in expense related to reinstating our ESPP in June 2008.

See Note 14 to the consolidated financial statements for additional information.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Research and development(1)	$346,083	$324,368	$21,715	7%	$252,020	$72,348	29%
Percentage of net revenue	17%	17%			16%

(1)	Includes stock-based compensation expense of $32.4 million, $27.0 million and $18.5 million in 2010, 2009 and 2008, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancement of existing products and services and development of new products and services. The increase in research and development expenses in 2010 compared to 2009 was primarily attributable to (i) a $6.1 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount and salary increases, (ii) a $5.4 million increase in stock-based compensation expense, (iii) a $2.6 million acquired intangible asset expensed in 2010, (iv) a $2.1 million increase in the use of third-party contractors for research and development activities and (v) increases in various other expenses associated with research and development activities, including increased equipment and depreciation costs. The overall increase in research and development expenses in 2010 compared to 2009 included a net increase of $2.1 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against many of the foreign currencies in which we do business.

The increase in research and development expenses in 2009 compared to 2008 was primarily attributable to (i) a $44.5 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in headcount primarily related to our Secure acquisition, (ii) an $8.5 million increase in stock-based compensation expense, (iii) a $7.8 million increase in equipment and depreciation expense and (iv) increases in various other expenses associated with research and development activities. The overall increase in research and development expenses in 2009 compared to 2008 included a net decrease of $10.0 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars during 2011.

Sales and Marketing

The following table sets forth, for the periods indicated, a comparison of our sales and marketing expenses.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Sales and marketing(1)	$656,646	$642,026	$14,620	2%	$536,944	$105,082	20%
Percentage of net revenue	32%	33%			34%

(1)	Includes stock-based compensation expense of $48.9 million, $47.7 million and $33.1 million in 2010, 2009 and 2008, respectively.

Sales and marketing expenses consist primarily of salary, commissions, stock-based compensation and benefits and costs associated with travel for sales and marketing personnel, advertising and marketing promotions. The increase in sales and marketing expenses during 2010 compared to 2009 reflected (i) a $29.6 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount and salary increases and (ii) increases in various other expenses associated with sales and marketing activities, offset by an $21.7 million decrease driven by renegotiated agreements with certain PC OEM partners. The increase in sales and marketing expenses during 2010 compared to 2009 included a net increase of $5.1 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate weakening against many of the foreign currencies in which we do business.

The increase in sales and marketing expenses during 2009 compared to 2008 reflected (i) a $63.9 million increase in salary and benefit expense, including commissions, for individuals performing sales and marketing activities due to an increase in headcount primarily related to our Secure acquisition and increased commissions, (ii) a $24.0 million increase related to agreements with certain PC OEM partners, (iii) a $14.6 million increase in stock-based compensation expense and (iv) increases in various other expenses associated with sales and marketing activities. The increase in sales and marketing expenses during 2009 compared to 2008 included a net decrease of $14.0 million due to the net impact of foreign exchange rates, primarily driven by the average U.S. Dollar exchange rate strengthening against foreign currencies.

We anticipate that sales and marketing expenses will increase in absolute dollars during 2011 primarily due to our planned branding initiatives and our additional investment in sales capacity.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

General and administrative(1)	$203,682	$197,696	$5,986	3%	$193,784	$3,912	2%
Percentage of net revenue	10%	10%			12%

(1)	Includes stock-based compensation expense of $30.5 million, $28.3 million and $21.6 million in 2010, 2009 and 2008, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during 2010 compared to 2009 was primarily attributable to (i) $7.0 million of costs in 2010 associated with our pending acquisition by Intel, (ii) a benefit in 2009 of $6.5 million due to a reimbursement from an insurance carrier for legal fees incurred related to the cost of defense in connection with our investigation of historical stock option granting practices that concluded in 2007, and (iii) increases in various expenses associated with general and administrative activities, including increased salary and benefit costs for executive and administrative personnel, offset by a $12.2 million decrease in legal expenses primarily associated with patent infringement lawsuits.

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

We anticipate that general and administrative expenses will decrease in absolute dollars during 2011 primarily due to a decrease in acquisition-related expenses.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

			2009 vs. 2008			2008 vs. 2007
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Amortization of intangibles	$29,743	$40,718	$(10,975)	(27)%	$26,470	$14,248	54%

Intangibles consist primarily of customer-related intangible assets. The decrease in amortization of intangibles during 2010 compared to 2009 was due to (i) decreased amortization of Secure’s customer-related intangible assets that are being amortized using an accelerated method and (ii) certain intangibles acquired in previous acquisitions becoming fully amortized in the fourth quarter of 2009, offset by the acquisitions of Solidcore in June 2009 and MX Logic in September 2009, in which we acquired $38.0 million of customer-related intangible assets The increase in amortization of intangibles during 2009 compared to 2008 was primarily attributable to our acquisition of Secure in November 2008, in which we acquired $51.2 million of customer-related intangible assets.

Assuming no new acquisitions, we expect amortization of intangibles will decrease in absolute dollars during 2011 as a result of certain intangibles acquired in previous acquisitions becoming fully amortized in 2011.

Restructuring Charges (Benefits)

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Restructuring charges (benefits)	$41,683	$13,830	$27,853	*	$(1,752)	$15,582	*

*	Calculation not meaningful

Restructuring charges in 2010 totaled $41.7 million, of which $27.5 million related to nine facilities that were vacated in 2010 including our previous Santa Clara headquarters, $14.0 million related to the elimination of certain positions and $0.2 million primarily related to accretion on facilities vacated in previous years.

Restructuring charges in 2009 totaled $13.8 million, of which $11.3 million primarily related to the realignment of our sales and marketing workforce and staffing across various other departments and an accrual over the service period for our elimination of certain positions related to acquisitions, $3.1 million primarily related to additional accrual over the service period for our 2008 elimination of certain positions at Secure and accretion of lease exit costs and $1.7 million primarily related to our 2009 restructuring of two facilities. These charges were partially offset by a $2.4 million restructuring benefit related to our re-occupying previously vacated space in our Santa Clara facility and terminating sublease agreements for that facility that we had previously restructured in 2003 and 2004.

Restructuring benefit in 2008 totaled $1.8 million. We recorded an $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004 offset by a charge of $6.6 million related to the elimination of certain positions at SafeBoot and Secure that were redundant to positions at McAfee, the realignment of our sales force, and the realignment of staffing across all departments. See Note 8 to our consolidated financial statements for a description of restructuring activities.

In-process Research and Development

During 2008, we recorded $19.5 million for in-process research and development related to the acquisition of Secure in November 2008, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The 2008 in-process research and development included our Firewall Sidewinder, Webwasher and Mail products, which have all been completed as of December 31, 2010. Due to the implementation of new accounting guidance in 2009, in-process research and development is no longer immediately expensed upon closing of an acquisition.

Interest and Other Income, Net

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Interest and other income, net	$68	$2,202	$(2,134)	(97)%	$45,687	$(43,485)	(95)%

Interest and other income, net includes interest earned on investments and interest expense related to our credit facility, as well as net foreign currency transaction gains or losses and net forward contract gains or losses. The decrease in interest and other income, net in 2010 compared to 2009 was primarily due to an increase in net foreign currency transaction losses of $1.7 million and a decrease in interest income of $2.8 million, offset by decreased interest expense of $2.1 million. The decrease in interest income was primarily due to a lower average rate of annualized return on the investments in 2010 compared to 2009. Interest expense in 2009 included interest on our outstanding bank term loan during the period. During 2010, interest expense included commitment fees on our unused credit facility. See additional information regarding our credit facilities in “Liquidity and Capital Resources” below.

The decrease in interest and other income, net in 2009 compared to 2008 was primarily due to a decrease in interest income of $30.3 million, interest expense in 2009 of $4.9 million and net foreign currency transaction losses of $2.4 million in 2009 compared to net foreign currency transaction gains of $6.4 million in 2008. The decrease in interest income in 2009 compared to 2008 was primarily due to (i) a lower average rate of return on our investments from approximately 4% in 2008 to 1% in 2009 and (ii) a decrease in our average cash, cash equivalents and marketable securities of approximately $200 million in 2009 compared to 2008. Interest expense in 2009 included interest on our outstanding bank term loan during the period.

We anticipate that interest and other income, net will be flat in 2011 compared to 2010.

Impairment of Marketable Securities

We did not have any impairment of securities in 2010. During 2009 and 2008, we recorded an expense for other-than-temporary impairments on certain of our marketable securities of $0.7 million and $18.5 million, respectively. Economic conditions had widespread negative effects on the markets for debt securities in 2009 and 2008. The 2009 and 2008 other-than-temporary impairments were recorded on certain of our asset-backed and mortgage-backed securities, which had significant declines in fair value, as well as one corporate debt security due to the issuer declaring bankruptcy. We currently hold some asset-backed and mortgage-backed securities purchased in prior periods, but do not plan to acquire these types of securities in future periods. Pursuant to accounting guidance effective in the second quarter of 2009, other-than-temporary impairment on our marketable securities is now based on our determination of whether the security will be sold prior to recovery or if our cost basis in the securities will be recovered. Further deterioration in the underlying collateral of our asset-backed and collateralized mortgage securities could result in additional impairment charges, as will collectability issues on our corporate debt securities.

Gain on Sale of Investments, net

In 2010, 2009 and 2008, we recognized net gains on the sale of marketable securities of $0.2 million, $0.4 million and $5.5 million, respectively. Our investments are classified as available-for-sale, and we may sell securities from time to time to move funds into investments with more lucrative yields for liquidity purposes or, in the case of 2008, given the current economic environment, into investments that are considered more conservative, thus resulting in gains and losses on sale.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%
	(Dollars in thousands)

Provision for income taxes	$45,528	$50,803	$(5,275)	(10)%	$49,997	$806	2%
Effective tax rate	20%	23%			23%

Tax expense was 20% of income before taxes in 2010 and 23% of income before income taxes in both 2009 and 2008. The effective tax rate for 2010 differs from the U.S. federal statutory rate (“statutory rate”) due to benefits of foreign tax credits, research and development credits, lower tax rates in certain jurisdictions, and adjustments to tax exposures. In addition, the company recognized a net benefit related to the change in judgment regarding our ability to utilize certain foreign tax credits in future years. These benefits were partially offset by tax effects of stock compensation and deemed repatriations of earnings from foreign subsidiaries. The decrease in the 2010 tax rate as compared to 2009 is primarily related to release of valuation allowance on the foreign tax credit in 2010 as well as benefits related to refunds of withholding taxes due to changes in law or resolution of tax exams.

During the fourth quarter of 2010, the company recognized a net tax benefit as a result of the reenactment of the U.S. federal research and development credit, beneficial adjustments related to return filings, and release of the valuation allowance on foreign tax credits.

The effective tax rate for 2009 differs from the statutory rate due to the benefits of foreign tax credits, research and development credits and lower tax rates in certain jurisdictions. These benefits are partially offset by tax effects of stock compensation, deemed repatriations of earnings from foreign subsidiaries and adjustments to tax exposures and valuation allowances. The tax rate was unchanged from 2008 to 2009 as we had a tax benefit of a shift in jurisdictional earnings in 2009 and a benefit of the release of valuation allowance against income in higher tax jurisdictions in 2008.

The effective tax rate for 2008 differs from the statutory rate due to the benefits of releasing valuation allowance on our foreign tax credits, research and development credits and lower tax rates in certain jurisdictions. These benefits were partially offset by tax on deemed repatriations of earnings from foreign subsidiaries, the tax effects of stock compensation, and the expensing of $19.5 million in-process research and development related to the Secure acquisition.

Our future tax rates could be adversely affected if pretax earnings are proportionally less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations. We cannot reasonably estimate the impact to our future effective tax rates for possible changes in earnings or tax laws and regulations.

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the period through which the holiday would be effective to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2010.

In 2010, we concluded the examinations in the United States for the calendar years 2006 and 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. The conclusion of these examinations did not have a material impact on the financial statements. We continue to be under audit in the United States and other jurisdictions. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2008 and 2009. We are also currently under examination by the State of California for the years 2004 to 2007.

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

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Operating income:
GAAP operating income	$229,422	$222,307	$189,571
Impact of signature file update(1)	7,923	—	—
Stock-based compensation expense(2)	119,481	109,094	77,263
Amortization of purchased technology(3)	80,742	77,961	56,811
Amortization of intangibles(3)	29,743	40,718	26,470
Restructuring charges (benefits)(4)	41,683	13,830	(1,752)
Acquisition-related costs(5)	16,598	34,448	7,430
Litigation-related and other costs(6)	4,250	5,525	14,989
Acquired intangible asset expensed to research and development(7)	2,582	—	2,000
Loss on sale/disposal of assets and technology(8)	414	474	193
In-process research and development(9)	—	—	19,500
Change in fair value of stock-based liability awards(10)	—	—	(5,483)

Non-GAAP operating income	$532,838	$504,357	$386,992

Net income:
GAAP net income	$184,112	$173,420	$172,209
Impact of signature file update(1)	7,923	—	—
Stock-based compensation expense(2)	119,481	109,094	77,263
Amortization of purchased technology(3)	80,742	77,961	56,811
Amortization of intangibles(3)	29,743	40,718	26,470
Restructuring charges (benefits)(4)	41,683	13,830	(1,752)
Acquisition-related costs(5)	16,598	34,448	7,430
Litigation-related and other costs(6)	4,250	5,525	14,989
Acquired intangible asset expensed to research and development(7)	2,582	—	2,000
Loss on sale/disposal of assets and technology(8)	414	474	193
In-process research and development(9)	—	—	19,500
Change in fair value of stock-based liability awards(10)	—	—	(5,483)
Marketable securities (accretion) impairment(11)	(1,499)	60	18,533
Provision for income taxes(12)	45,528	50,803	49,997

Non-GAAP income before provision for income taxes	531,557	506,333	438,160
Non-GAAP provision for income taxes(13)	127,574	121,520	118,303

Non-GAAP net income	$403,983	$384,813	$319,857

Net income per share — diluted *:
GAAP net income per share — diluted	$1.17	$1.09	$1.08
Stock-based compensation expense per share(2)	0.76	0.69	0.48
Other adjustments per share(1),(3)-(13)	0.64	0.64	0.44

Non-GAAP net income per share — diluted*	$2.57	$2.42	$2.01

Shares used to compute non-GAAP net income per share — diluted	157,385	158,988	159,406

*	Non-GAAP net income per share is computed independently for each period presented. The sum of GAAP net income per share and non-GAAP adjustments may not equal non-GAAP net income per share due to rounding differences.

The non-GAAP financial measures are non-GAAP operating income, non-GAAP net income and non-GAAP net income per share — diluted, which adjust for the following items: the impact of signature file update, stock-based compensation expense, amortization of purchased technology and intangibles, restructuring charges (benefits), acquisition-related costs, litigation-related and other costs, acquired intangible asset expensed to research and development, loss on sale/disposal of assets and technology, in-process research and development, change in fair value of stock-based liability awards, marketable securities (accretion) impairment, income taxes and certain other items. We believe that the presentation of these non-GAAP financial measures is useful to investors, and such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Impact of signature file update primarily reflects the negative impact during the three months ended June 30, 2010, related to prior-period deferred revenue and additional costs incurred. The deferred revenue was originally scheduled to be recognized from the balance sheet and was delayed into future periods due to actions we took when providing customer care packages to our customers related to our release in April of an anti-virus signature file update that impacted some of our customers. We consider our operating results without this impact when evaluating our ongoing performance as we believe that the exclusion allows for more accurate comparisons of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of the signature file update on our operating results.

(2)	Stock-based compensation expense consists of expense relating to stock-based awards issued to employees and outside directors including stock options, restricted stock awards and units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expense on our operating results.

(3)	Amortization of purchased technology and intangibles are non-cash charges that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(4)	Restructuring charges (benefits) include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy, such as acquisitions or divestitures. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually evaluated, which may increase or reduce the charges in a specific period. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures.

(5)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transactions fees, due diligence costs, acquisition retention bonuses and severance, fair value adjustments related to contingent consideration, amounts or recoveries subject to escrow provisions, and certain legal costs related to acquired litigation. Additionally, we have included direct costs related to our pending acquisition by Intel. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

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

(7)	Acquired intangible asset expensed to research and development is related to the purchase of an intangible asset which was expensed to research and development. Our management excludes this cost when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes this cost when presenting non-GAAP financial measures. Further, we believe it is useful to investors to understand the specific impact of this cost on our operating results.

(8)	Loss on sale/disposal of assets and technology relate to the sale or disposal of our assets. These losses or gains can vary significantly in size and amount. Our management excludes these losses or gains when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures. In addition, in periods where we realize gains or incur losses on the sale of assets and/or technology, we believe it is useful to investors to highlight the specific impact of these amounts on our operating results.

(9)	In-process research and development constitute non-cash charges that vary significantly in size and amount depending on the business combination and, therefore, are disregarded by our management when evaluating our ongoing performance and/or predicting our earnings trends. We believe it is useful to investors to understand the specific impact of these charges on our operating results.

(10)	Change in fair value of stock-based liability awards constitutes the expense or benefit associated with the change in fair value of stock-based liability awards at the end of the each reporting period. Our management excludes these (benefits) costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these amounts when presenting non-GAAP financial measures.

(11)	Marketable securities (accretion) impairment includes “other than temporary” declines in the fair value of our available-for-sale securities and subsequent recoveries of these losses. Our management excludes this loss/income when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes this loss/income when presenting non-GAAP financial measures.

(12)	Provision for income taxes is our GAAP provision that must be added back to GAAP net income to reconcile to non-GAAP income before taxes.

(13)	Non-GAAP provision for income taxes reflects a 24% non-GAAP effective tax rate in 2010 and 2009 and a 27% non-GAAP effect tax rate in 2008 which is used by our management to calculate non-GAAP net income. Management believed that the 24% and 27% effective tax rate in each respective period is reflective of a long-term normalized tax rate under the global McAfee legal entity and operating structure as of the respective period end.

Non-GAAP Operating Income

The $28.5 million increase in non-GAAP operating income (which is adjusted for certain items excluded by management when evaluating our ongoing performance and/or predicting our earnings trends) for 2010 compared to 2009 resulted from a $143.6 million increase in non-GAAP net revenue that exceeded (i) the $68.8 million increase in non-GAAP costs of net revenue primarily related to increased costs related to our online subscription arrangements and (ii) the $46.3 million increase in non-GAAP operating expenses that was primarily related to an increase in salaries and benefits due to an increase in headcount and increased legal expense included in the calculation of non-GAAP operating income in 2010 compared to 2009 due to a benefit in 2009 from a $6.5 million insurance reimbursement.

The $117.4 million increase in non-GAAP operating income in 2009 compared to 2008 was primarily attributable to the overall growth of the company, including a $327.3 million increase in revenue, offset by a $109.6 million increase in salaries and benefits, a $24.0 million increase related to agreements with certain PC OEM partners and increases in various other expenses.

Non-GAAP Net Income

The $19.2 million increase in non-GAAP net income in 2010 compared to 2009 resulted from the increases in non-GAAP operating income described above.

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

MX Logic

In September 2009, we acquired 100% of the outstanding shares of MX Logic, a Software-as-a-Service provider of on-demand email, web security and archiving solutions for a total purchase price of $163.1 million. The MX Logic purchase agreement provided for earn-out payments totaling up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. With this acquisition, we plan to deliver a comprehensive, cloud-based security portfolio. The results of operations for MX Logic have been included in our results of operations since the date of acquisition.

Secure

In November 2008, we acquired Secure for $490.1 million. With this acquisition, we deliver a complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The results of operations for Secure have been included in our results of operations since the date of acquisition.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$594,640	$496,384	$308,322
Net cash (used in) provided by investing activities	$(298,754)	$(387,832)	$200,226
Net cash (used in) provided by financing activities	$(215,640)	$70,114	$(371,962)

Overview

At December 31, 2010, our cash, cash equivalents and marketable securities totaled $1,183.5 million. Our principal sources of liquidity were our existing cash, cash equivalents and short-term marketable securities of $1,098.5 million and our operating cash flows. Our principal uses of cash were operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as other general operating expenses, partner and OEM arrangements, acquisitions, and purchases of marketable securities.

During 2010, we used $300.0 million to repurchase common stock in the open market, $170.4 million for the net purchase of marketable securities, $86.9 million for purchases of property and equipment and $28.5 million to repurchase shares of common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. We also used $51.9 million for the acquisitions of Trust Digital, tenCube and InternetSafety.com, net of cash acquired. In addition, during 2010, our cash was negatively impacted by $19.0 million, primarily due to the U.S. Dollar strengthening against the Euro. Approximately 61% of our cash is held in European markets.

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

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010 (“Credit Facility”). The Credit Facility provides for a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. We borrowed $100.0 million under the term loan portion of the Credit Facility in January 2009 and paid the principal and accrued interest on our term loan in December 2009. We had no amounts outstanding under the Credit Facility as of December 31, 2009. We had no amounts outstanding under the Credit Facility at any point during 2010.

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

Operating Activities

Net cash provided by operating activities in 2010, 2009 and 2008 was primarily the result of our net income of $184.1 million, $173.4 million and $172.2 million, respectively, net of non-cash related expenses. During 2010, our primary working capital sources were increased deferred revenue, which was attributable to growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-based offerings and increased accrued compensation and benefits and other liabilities. Our primary working capital uses of cash were increased accounts receivable due to increased invoicing over collections at the end of the year and increased prepaid expenses, deferred costs of revenue and other assets. The amounts for changes in assets and liabilities presented in the consolidated statements of cash flows reflect adjustments to exclude certain asset items that have not been paid in the current period.

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

During 2008, our primary working capital source was increased deferred revenue, which was attributable to growing sales of maintenance renewals from our expanding customer base and increased sales of subscription-

based offerings. Working capital uses of cash included increased accounts receivable primarily due to increased invoicing over collections at the end of the year, increased prepaid expenses, deferred costs of revenue and other assets, and decreased accrued taxes and other liabilities primarily due to a tax settlement payment of approximately $30.0 million

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2010 and 2009, $755.0 million and $580.6 million, respectively, were held outside the United States. We utilize a variety of operational and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

In the ordinary course of business, we enter into various agreements with minimum contractual commitments including telecom contracts, advertising, software licensing, royalty and distribution-related agreements. We expect to meet our obligations as they become due through available cash, borrowings under the Credit Facility, and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 19 to the consolidated financial statements.

Investing Activities

Net cash used in investing activities was $298.8 million in 2010 and $387.8 million in 2009. In 2010, the primary uses of cash included $170.4 million of net purchases of marketable securities, $86.9 million for purchases of property and equipment and $51.9 million for acquisitions. In 2009, the primary uses of cash in investing activities included $171.6 million for acquisitions, $158.2 million of net purchases of marketable securities and $60.5 million for purchases of property and equipment.

Our cash used for acquisitions decreased to $51.9 million in 2010 compared to $171.6 million in 2009. During 2010, we paid $32.5 million for Trust Digital, $10.0 million for tenCube and $9.4 million for InternetSafety.com. During 2009, we paid $137.9 million, $31.2 million and $2.5 million, net of cash acquired, to purchase MX Logic, Solidcore and Endeavor Security, Inc., respectively.

Our cash used for purchases of property and equipment increased to $86.9 million in 2010 compared to $60.5 million in 2009. The increase is primarily related to capital expenditures for our new corporate headquarters.

Our cash provided by investing activities was $200.2 million in 2008. During 2008, we had $801.7 million of net proceeds from marketable securities. During 2008, we used $550.6 million for acquisitions and $48.7 million for property and equipment. During 2008, we paid $447.4 million, $46.2 million, and $49.0 million, net of cash acquired, to purchase Secure, Reconnex Corporation, and ScanAlert, Inc., respectively. The property and equipment purchased during both 2008 was primarily for upgrades of our existing systems and purchases of computers, equipment and software and for leasehold improvements at various offices.

We expect to continue to have slight decreases in capital expenditures compared to the prior year.

Financing Activities

Net cash used in financing activities was $215.6 million compared to net cash provided by financing activities of $70.1 million in 2009 and net cash used in financing activities of $372.0 million in 2008. In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During 2010 and 2008, we used $300.0 million and $500.0 million, respectively, to repurchase approximately 8.3 million shares and 14.5 million shares of our common stock in the open market, including commissions paid on these transactions. We had no repurchases of our common stock in the open market during 2009. We do not expect to repurchase additional shares of our common stock in the open market while the acquisition by Intel remains pending. During 2010, 2009 and 2008, we used $28.5 million, $25.3 million and $16.6 million, respectively, to repurchase shares of our common stock in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

The primary source of cash provided by financing activities is proceeds from the issuance of common stock under our employee stock benefit plans. In 2010, we received proceeds of $125.4 million compared to $90.1 million in 2009 and $130.0 million in 2008.

During 2010, we paid $19.0 million of contingent consideration related to our 2009 acquisitions. During both 2010 and 2009, we paid $4.9 million of accrued purchase price related to a 2008 acquisition.

While we expect to continue to receive proceeds from our employee stock benefit plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the type of equity awards granted to our employees, the price of our common stock, the number of employees participating in the plans and general market conditions.

Credit Facilities

In December 2008, we entered into a credit agreement with a group of financial institutions, which we amended in February 2010. The Credit Facility provides a $450.0 million unsecured revolving credit facility with a $25.0 million letter of credit sublimit. Subject to the satisfaction of certain conditions, we may further increase the revolving loan commitments to an aggregate of $600.0 million. Loans may be made in U.S. Dollars, Euros or other currencies agreed to by the lenders. Commitment fees range from 0.38% to 0.63% of the unused portion on the Credit Facility depending on our consolidated leverage ratio. Loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility at December 31, 2010 and 2009, respectively.

The Credit Facility contains financial covenants, measured at the end of each of our quarters, providing that our consolidated leverage ratio (as defined in the Credit Facility) cannot exceed 2.0 to 1.0 and our consolidated interest coverage ratio (as defined in the Credit Facility) cannot be less than 3.0 to 1.0. Additionally, the Credit Facility contains affirmative covenants, including covenants regarding the payment of taxes, maintenance of insurance, reporting requirements and compliance with applicable laws. The Credit Facility contains negative covenants, among other things, limiting our ability and our subsidiaries’ ability to incur debt, liens, make acquisitions, make certain restricted payments and sell assets. The events of default under the Credit Facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, bankruptcy events and the occurrence of a change in control (as defined in the Credit Facility). At December 31, 2010 and December 31, 2009, we were in compliance with all covenants in the Credit Facility. At December 31, 2009, we had $1.5 million of restricted cash deposited at one of our lenders. The $1.5 million deposit was released in 2010 when we amended the Credit Facility

The credit facility terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. We have elected to terminate the Credit Facility upon closing of our acquisition by Intel.

In addition, we have a 14.0 million Euro credit facility with a bank (“Euro Credit Facility”). The Euro Credit Facility is available on an offering basis, meaning that transactions under the Euro Credit Facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The Euro Credit Facility is intended to be used for short-term credit requirements, with terms of one year or less. The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility at any point during 2010 and 2009.

Contractual Obligations

A summary of our fixed contractual obligations and commitments at December 31, 2010 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$138,871	$28,475	$43,558	$27,661	$39,177
Other commitments(2)	158,620	86,461	63,228	8,931	—
Purchase obligations(3)	16,994	16,994	—	—	—
Accrued taxes(4)	3,973	3,973	—	—	—

Total	$318,458	$135,903	$106,786	$36,592	$39,177

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The most significant of our lease contractual obligations relate to the following leases: $49.2 million for our new corporate headquarters in Santa Clara, California, $15.7 million for our former corporate headquarters in Santa Clara, California, $17.6 million for two St. Paul, Minnesota facility leases, $8.8 million for the Slough, United Kingdom facility lease and $4.0 million for the Cork, Ireland facility lease.

(2)	Other commitments are minimum contractual commitments including distribution, telecom, software licensing and royalty agreements.

(3)	Purchase obligations consist of purchase orders to our contract manufacturers and suppliers, based on our defined criteria, in order to manage manufacturing lead times and help ensure adequate component supply.

(4)	Accrued taxes are tax liabilities, including interest and penalties, related to uncertain tax positions.

As of December 31, 2010, we had approximately $66.5 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur other than the amount included in the table above.

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

Foreign Currency Risk

As a global concern, we face exposure to movements in foreign currency exchange rates. Our functional currency is typically the currency of the local country. Our primary exposures are related to non U.S. Dollar-denominated sales and operating expenses in Europe, Latin America and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows or transact in foreign currencies for trading or other speculative purposes. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Euro, the British Pound and the Japanese Yen. To the extent that these estimates are incorrect, we could experience unanticipated currency gains or losses.

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

During 2010 and 2009, net realized losses arising from the settlement of our forward foreign exchange contracts were $7.0 million and $2.3 million, respectively. During 2008, net realized gains arising from the settlement of our forward foreign exchange contracts was $2.0 million.

Forward contracts outstanding at December 31, 2010 are presented below (in thousands):

	December 31, 2010
	Notional U.S.
	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value

Forward exchange contracts	$153,876	$936	$(682)

A sensitivity analysis performed on our hedging portfolio as of December 31, 2010 indicated that a hypothetical 5% and 10% appreciation of the U.S. Dollar from its value at December 31, 2010 would decrease the fair value of our forward contracts by $2.7 million and $5.7 million, respectively. A 5% and 10% depreciation of the U.S. Dollar from its value at December 31, 2010 would increase the fair value of our forward contracts by $3.2 million and $6.2 million, respectively.

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

During 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the U.S. government or were merged into other organizations. The market disruption resulted in a lack of liquidity in the credit markets and a decline in the market value of debt securities. As a result of these effects, during 2008 we recorded an other-than-temporary impairment charge of $18.5 million related to marketable securities. In 2009, we recorded additional other-than-temporary impairment on previously impaired marketable securities totaling $0.7 million for continued declines in fair value. We had no impairments in 2010. Of the $18.5 million other-than-temporary impairment recorded in 2008, $12.2 million related to corporate bonds and asset-backed and mortgage-backed securities, which suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to funding our acquisition of Secure, which was a one-time event. We had a net unrealized gain of $3.1 million and $1.8 million on marketable securities at December 31, 2010 and 2009, respectively.

The following tables present the hypothetical changes in fair values in the securities held at December 31, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2010. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income over a twelve-month time horizon.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate				Given an Interest Rate
	Decrease of			No	Increase of
	X Basis Points			Change in	X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

Cash equivalents	$9.7	$9.7	$9.7	$9.8	$9.8	$9.8	$9.8
United States treasury securities	121.5	121.5	121.4	121.0	120.5	120.1	119.6
United States agency securities	138.6	138.5	138.4	138.2	138.1	138.0	137.8
Foreign government securities	17.7	17.7	17.7	17.6	17.5	17.4	17.4
Certificates of deposit and time deposits	63.6	63.6	63.5	63.5	63.6	63.6	63.7
Corporate debt securities	150.1	149.9	149.8	149.7	149.6	149.4	149.3
Mortgage-backed securities	10.4	10.4	10.4	10.4	10.4	10.4	10.4
Asset-backed securities	7.8	7.8	7.8	7.8	7.8	7.8	7.8

Total	$519.4	$519.1	$518.7	$518.0	$517.3	$516.5	$515.8

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

Selected Quarterly Operating Results (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$549,564	$523,259	$489,239	$502,745	$525,666	$485,271	$468,686	$447,709
Gross profit	397,475	381,176	358,438	370,170	394,327	358,501	353,464	334,653
Income from operations	58,728	64,050	55,090	51,554	72,156	42,505	55,876	51,770
Net income	60,572	46,560	39,404	37,576	54,522	36,789	28,653	53,456
Net income per share — basic(1)	0.39	0.30	0.26	0.24	0.35	0.23	0.18	0.35
Net income per share — diluted(1)	0.38	0.30	0.25	0.23	0.34	0.23	0.18	0.34

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the annual net income per share due to rounding differences.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

Deloitte & Touche LLP, as auditor of our consolidated financial statements for the year ended December 2010, has issued an attestation report dated February 25, 2011, concerning our internal control over financial reporting, which is included in Part IV, Item 15(a) of this annual report.

Changes in Internal Control over Financial Reporting

We have had no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.
Santa Clara, California

We have audited the internal control over financial reporting of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current directors and executive officers and related biographical information are set forth below.

Directors

				Year
		Principle	Committee	Term	Director
Name	Age	Occupation	Memberships	Expires	Since

Class I Directors:
Carl Bass	53	President, chief executive officer and director, Autodesk, Inc.	Governance and Nominations Committee	2011	2008
Jeffrey A. Miller	60	President and chief executive officer, JAMM Ventures	Compensation Committee	2011	2008
Anthony Zingale	55	Chief executive officer and director, Jive Software, Inc.	Compensation Committee Governance and Nominations Committee	2011	2008
Class II Directors:
Leslie G. Denend	69	Director, Exponent, Inc. and Verifone, Inc.	Compensation Committee, Chairman	2012	1995
David G. DeWalt	45	President and chief executive officer, McAfee, Inc.; Director, Polycom, Inc.		2012	2007
Lorrie M. Norrington	51	Private Investor and Consultant	N/A	2012	2009
Charles J. Robel	61	Director, Autodesk, Inc., DemandTec, Inc. and Informatica Corporation	Non-Executive Chairman of the Board Governance and Nominations Committee, Chairman Audit Committee Classified Matters Committee	2012	2006
Class III Directors:
Thomas E. Darcy	60	Executive vice president, chief financial officer and director, Tocagen Inc.	Audit Committee, Chairman Classified Matters Committee	2012	2008
Denis J. O’Leary	54	Managing partner, Encore Financial Partners, Inc.; Director, Fiserv, Inc.	Compensation Committee	2012	2003
Robert W. Pangia	59	Partner, Ivy Capital Partners, LLC; Director, Biogen Idec Inc.	Audit Committee	2012	2001

Executive Officers

Name	Age	Position

David G. DeWalt	45	President and chief executive officer
Jonathan C. Chadwick	45	Executive vice president and chief financial officer
Mark D. Cochran	52	Executive vice president, chief legal officer/general counsel
Michael P. DeCesare	45	Executive vice president, worldwide sales operations
Todd W. Gebhart	56	Executive vice president and general manager, consumer, small and mobile business
Keith S. Krzeminski	49	Senior vice president, finance and chief accounting officer
Gerhard Watzinger	50	Executive vice president, worldwide strategy and business development and general manager, data protection

Director Biographies

The following paragraphs provide information as of the date of this annual report about each director. The information presented includes information each director has given us about all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated knowledge of the software industry and an ability to exercise sound judgment, as well as a commitment to our company and our board of directors. Finally, we value their significant experience on other public company boards of directors and board committees.

Carl Bass has been a director of our company since January 2008. Mr. Bass joined Autodesk, Inc, a design innovation technology company, in 1993 and currently serves as its chief executive officer, president and director. From 2004 to 2006, Mr. Bass served as chief operating officer. From 2002 to 2004, Mr. Bass served as senior executive vice president, design solutions group. From 2001 to 2002, Mr. Bass served as executive vice president, emerging business and chief strategy officer. Mr. Bass’ experience as chief executive officer and in various other executive roles at Autodesk has provided him with broad leadership and executive experience. Mr. Bass’ expertise contributes business operational knowledge and strategic planning skills, along with knowledge important to our corporate development and mergers and acquisitions activities.

Jeffrey A. Miller has been a director of our company since May 2008. He has served as president of JAMM Ventures Inc., a consulting and venture capital firm, since 2002. From 2002 to 2007, Mr. Miller also served as a venture partner with Redpoint Ventures, a venture capital firm focused on investments in information technology. Prior to his tenure at Redpoint, Mr. Miller served as chief executive officer of Documentum, Inc., a provider of content and storage management software, from 1993 to 2001. Mr. Miller served on the board of directors of Data Domain, Inc. from October 2006 until it was acquired by EMC Corp. in July 2009. His considerable experience in venture capital and extended tenure as chief executive officer of Documentum have provided him with a deep understanding of the software and technology industry. Mr. Miller also has significant experience in joint venture and mergers and acquisition transactions, which is experience that is valuable to our board of directors.

Anthony Zingale has been a director of our company since May 2008. Mr. Zingale currently serves as chief executive officer for Jive Software, Inc., where he has served on the board of directors since October 2007. He served as president, chief executive officer and director of Mercury Interactive, a provider of business technology optimization (BTO) solutions that included the quality, performance, availability and governance of enterprise software applications, from 2004 until it was acquired by Hewlett Packard at the end of 2006. Mr. Zingale joined the board of directors of Mercury Interactive in 2002. Mr. Zingale was a private investor from 2001 to 2004. From 2000 to 2001, Mr. Zingale served as president of Nortel Network’s billion-dollar eBusiness Solutions Group. Prior to that, Mr. Zingale served as president and chief executive officer of Clarify Inc., a customer relationship management (CRM) provider, from 1997 until it was acquired by Nortel Networks in 2000. Mr. Zingale has a deep understanding of the software and technology industry. His experience as chief executive officer of Clarify, Mercury Interactive and Jive Software has provided him with broad leadership and executive abilities. Mr. Zingale’s outside board experience as director of several public companies enables him to provide valuable insight and guidance to our management team and board of directors.

Leslie G. Denend has been a director of our company since June 1995. From December 1997 to April 1998, Mr. Denend was president of our company. From 1993 to 1997, Mr. Denend was chief executive officer and president of Network General Corporation, which merged with McAfee Associates to form McAfee, Inc. Mr. Denend serves on the board of directors of Exponent, Inc. and Verifone, Inc. Mr. Denend served on the board of directors of United Services Automobile Association (USAA) from May 1996 until November 2010. Mr. Denend’s service on several other boards of directors over his career, and his service on our board since 1995, has provided him with significant board-level experience, as well as valuable insight and institutional knowledge of our history and development. As a result, Mr. Denend is able to provide our management team and board of directors with essential strategic, operational and corporate governance guidance.

David G. DeWalt has served as our president and chief executive officer, and as a director, since April 2007. Prior to joining McAfee, Mr. DeWalt served as executive vice president and president customer operations and content management software, at EMC Corporation from 2005 to 2007 and as its executive vice president, EMC Software Group from 2003 to 2005. EMC is a provider of information infrastructure technology and solutions. Mr. DeWalt joined EMC in 2003 upon its acquisition of Documentum, Inc., where he served as its chief executive officer and president from 2001 to 2003. Prior to joining Documentum, Mr. DeWalt was founding principal and vice president of Eventus Software, a web content software company, where he was responsible for marketing and sales, consulting services and support, product management and business development. Mr. DeWalt currently serves on the board of directors of Polycom, Inc., a provider of telepresence, voice and video conferencing solutions. As our chief executive officer, Mr. DeWalt has superior knowledge of our business and brings to our board of directors unique insight and knowledge of our operations and strategic opportunities. Mr. DeWalt’s extensive executive experience with other publicly-traded software companies also enables him to provide critical guidance with respect to our mergers and acquisition transactions.

Lorrie M. Norrington has been a director of our company since December 2009. Ms. Norrington held various positions at eBay Inc., a provider of online marketplaces for the sale of goods and services and online payment services, from 2005 to 2010. She started as president of eBay international in Europe and Asia-Pacific and then took on the position of president of global operations, and later president of eBay marketplaces before stepping down in September 2010. Ms. Norrington previously served as chief executive officer of Shopping.com Inc., an online shopping comparison site acquired by eBay in 2005. Prior to that, Ms. Norrington was an officer at Intuit, a provider of business and financial management software solutions, where as senior vice president she led the Quicken and QuickBooks brands and later became executive vice president in the office of the chief executive officer. She also led a variety of businesses at General Electric Company (GE) over a twenty-year period in a broad range of industries, including her last position as an officer of GE and chief executive officer of GE Fanuc. Ms. Norrington is a business executive with substantial experience in publicly-traded companies, consumer businesses, and significant international experience. Ms. Norrington has a strong understanding of the issues we face as a global corporation expanding into new territories, and provides valuable insight to our management team and board of directors.

Charles J. Robel has been a director of our company since June 2006 and has served as the non-executive chairman of our board of directors since October 2006. He served as a managing member and chief operating officer at Hummer Winblad Venture Partners, a venture capital fund, from 2000 to 2005. Mr. Robel began his career at PricewaterhouseCoopers LLP, from which he retired as a partner in 2000. Mr. Robel currently serves on the board of directors of Autodesk, Inc., DemandTec, Inc., a provider of optimization services for retailers and consumer products companies, and Informatica Corporation, a provider of enterprise data integration software. Mr. Robel served on the board of directors of Adaptec, Inc., a provider of innovative data storage hardware and software solutions, from March 2006 until December 2007, and Borland Software Corporation, a provider of open application lifecycle management solutions, from March 2003 until December 2006. Mr. Robel’s extensive service as a board member of several other technology and software companies enables him to provide essential strategic and corporate governance leadership to our management team and board of directors. In addition, Mr. Robel brings to our board of directors substantial financial expertise that includes extensive knowledge of the complex financial and operational issues facing large publicly-traded companies, and a deep understanding of accounting principles and financial reporting rules and regulations. Our board of directors has determined that simultaneous service by Mr. Robel on more than three public company audit committees does not impair his ability to serve on our audit committee.

Thomas E. Darcy has been a director of our company since January 2008. Since August 2007, Mr. Darcy has served as executive vice president, chief financial officer and director of Tocagen Inc., a biopharmaceutical company. Mr. Darcy previously served as executive vice president for strategic projects at Science Applications International Corporation, a provider of scientific, engineering, systems integration and technical services and solutions, since November 2005, and retired in April 2007. Prior to that, Mr. Darcy served Science Applications International as corporate executive vice president beginning in December 2003, executive vice president beginning in October 2000, and as chief financial officer from October 2000 through November 2005. Prior to joining Science Applications International, Mr. Darcy was with the accounting firm currently known as PricewaterhouseCoopers LLP from 1973 to 2000, where he served as partner from 1985 to 2000. Mr. Darcy brings to our board of directors substantial financial expertise that includes extensive knowledge of the complex financial and operational issues facing large companies, and a deep understanding of accounting principles and financial reporting rules and regulations. Additionally, Mr. Darcy’s experience as an independent auditor provides our board with significant insight into the preparation of financial statements and knowledge of audit procedures.

Denis J. O’Leary has been a director of our company since July 2003. Mr. O’Leary has served as managing partner of Encore Financial Partners, Inc., a firm specializing in the acquisition and management of U.S.-based banking organizations, since August 2009. From 1993 to 2003, Mr. O’Leary was executive vice president of J.P. Morgan Chase & Co., having joined the bank in June 1978. During his career at J.P. Morgan Mr. O’Leary held a number of senior positions including director of finance, chief information officer, and head of retail branch banking. From 2003 to 2009, Mr. O’Leary was active in private equity and consulting in the areas of technology and financial services. Mr. O’Leary currently serves on the board of directors of Fiserv, Inc. Mr. O’Leary is a business executive with significant expertise in finance and private investment. Mr. O’Leary’s long-term service on our board has provided him with valuable insight and institutional knowledge of our history and development.

Robert W. Pangia has been a director of our company since April 2001. Since 2003, Mr. Pangia has been a general partner and a managing member of Ivy Capital Partners, LLC, a private equity fund. From October 2007 to December 2009, Mr. Pangia served as chief executive officer of Highlands Acquisition Corp., an AMEX-traded special purpose acquisition company. Prior to 2003, Mr. Pangia was self-employed as a private investor. From 1987 to 1996, Mr. Pangia held a number of senior level management positions at PaineWebber Incorporated, including director of investment banking. Mr. Pangia currently serves on the board of directors of Biogen Idec Inc. Mr. Pangia served on the board of directors of ICOS Corporation from April 1991 until February 2007. Mr. Pangia’s service on other public company boards has provided him with valuable experience. Through Mr. Pangia’s private equity and investment banking experience, he brings extensive expertise in analyzing numerous aspects of a company’s business, including strategy, organizational design and planning as well as formulating and driving strategic direction and change.

Executive Officer Biographies

Information pertaining to Mr. DeWalt, who is both a director and an executive officer, may be found in the section above entitled “Director Biographies.”

Jonathan C. Chadwick has served as our executive vice president and chief financial officer since June 2010. Mr. Chadwick joined us from Cisco Systems, Inc., a networking technology company, where he spent 13 years in various finance roles. Most recently, Mr. Chadwick served as Cisco’s senior vice president and chief financial officer, global customer markets. From 2006 to 2009, Mr. Chadwick served as senior vice president, corporate controller and chief accounting officer. Mr. Chadwick served as vice president, corporate finance and planning and mergers and acquisitions from 2003 to 2006. Prior to joining Cisco in 1997, Mr. Chadwick was a senior manager with Coopers & Lybrand, LLP (now PricewaterhouseCoopers).

Mark D. Cochran has served as our executive vice president, chief legal officer/general counsel since September 2007. Prior to joining McAfee, Mr. Cochran served as vice president and general counsel of Hyperion Solutions Corporation, a provider of business performance management software, from 2005 to 2007. Prior to joining Hyperion, Mr. Cochran was vice president, general counsel and secretary of Brocade Communications Systems, Inc., a storage networking company, from 2003 to 2004. From 1999 to 2003, he served as vice president and general counsel at AvantGo, a provider of mobile enterprise software and now subsidiary of Sybase Inc.

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

Todd W. Gebhart has served as our executive vice president and general manager, consumer, small and mobile business since 2008. Mr. Gebhart joined us in 1999 to lead our OEM, service provider and outsider sales teams. Mr. Gebhart assumed responsibility for our consumer business in 2002, our mobile business in 2004 and our small business in 2007. Prior to joining us, Mr. Gebhart was vice president of sales at Alaris, a provider of online video compression technology. Mr. Gebhart began his career at IBM where he held a variety of sales and management positions.

Keith S. Krzeminski has served as our chief accounting officer since March 2008. Mr. Krzeminski has also served as our senior vice president, finance since joining us in March 2007. Prior to that, Mr. Krzeminski served as senior vice president and chief financial officer of Home Interiors & Gifts, Inc., a marketer and manufacturer of home décor products, from 2005 to 2006. Before joining Home Interiors & Gifts, Mr. Krzeminski worked for Electronic Data Systems Corporation (“EDS”), a global information technology services company, where he served in several capacities during his six-year tenure. From 2004 to 2005, he served as vice president of planning and financial analysis. Mr. Krzeminski served as chief financial officer of EDS’ product lifecycle management software and services business, from 2003 to 2004. From 2002 to 2003, Mr. Krzeminski served as global finance director of EDS’ applications and information technology consulting business. Mr. Krzeminski joined EDS in 1999 as chief accounting officer, where he served until 2002.

Gerhard Watzinger has served as our executive vice president, worldwide strategy and business development and general manager, data protection, since 2008. Prior to that, Mr. Watzinger served as our senior vice president and general manager of our data protection business unit. Mr. Watzinger joined us in November 2007 upon our acquisition of SafeBoot, a provider of data protection software, where Mr. Watzinger served as chief executive officer from 2004 to 2007. From 2003 to 2004, Mr. Watzinger was the chief executive officer of Mascot Systems, a subsidiary of iGATE focused on offshore information technology operations. From 1998 to 2003, Mr. Watzinger served as senior vice president of iGATE’s staffing and solutions operations. Mr. Watzinger currently serves on the board of directors of Mastech, an information technology consulting and outsourcing company.

Our executive officers serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Board of Directors and Board Committees

Our governance and nominations committee has determined that each of our board members, other than Mr. DeWalt, is “independent” as defined under the New York Stock Exchange corporate governance standards, and has no material relationship with us.

Ms. Norrington served as President of eBay Marketplaces until September 2010. In the ordinary course of business we entered into agreements with eBay, Inc. and its subsidiary PayPal, Inc. prior to the time she joined our board. During 2010, we paid PayPal a total of approximately $392,000 and eBay less than $1,000. Mr. Zingale is the chief executive officer of Jive Software, Inc. In the ordinary course of business we entered into agreements with Jive Software, pursuant to which we paid Jive Software a total of approximately $321,000 in 2010. Based upon the quantitative and qualitative characteristics of these arrangements, we do not believe that either Ms. Norrington or Mr. Zingale has a material relationship with us.

Our board of directors has a standing audit committee, compensation committee, governance and nominations committee and recently added a classified matters committee. Each of the audit, compensation, and governance and nominations committees has a written charter, which is available on our investor relations website at investor.mcafee.com under “Governance Documents,” or by calling or writing our corporate secretary at our corporate headquarters.

Audit Committee

The audit committee reviews, acts and reports to our board of directors on various auditing, accounting and finance matters, including the appointment of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the approval of services to be performed by our independent accountants, the performance of our independent accountants and our accounting practices. Messrs. Darcy, Pangia and Robel served as members of the audit committee during 2010, with Mr. Darcy serving as chairman. Each of the current members of the audit committee has been designated by our governance and nominations committee as an audit committee “financial expert” (as defined under the SEC rules implementing Section 404 of The Sarbanes-Oxley Act of 2002).

Compensation Committee

The compensation committee is primarily responsible for reviewing and approving all executive officer compensation programs and decisions, administering our various equity compensation plans, and providing advice to our board of directors and management regarding other compensation and benefit programs. Messrs. Denend, Miller, O’Leary, and Zingale served as members of the compensation committee during 2010, with Mr. Denend serving as chairman.

Governance and Nominations Committee

The governance and nominations committee addresses issues relating to our board of directors and its committees, including identifying prospective director nominees, developing and recommending governance principles applicable to us, overseeing the evaluation of our board of directors and management, recommending nominees for our board committees and reviewing and approving all non-employee director compensation. The committee also reviews and provides guidance relating to broader corporate governance practices and initiatives. Messrs. Bass, Robel, and Zingale served as members of the committee during 2010, with Mr. Robel serving as chairman.

Classified Matters Committee

Our board of directors recently formed a classified matters committee. We expect the classified matters committee to be responsible for assisting our board of directors in overseeing management relating to business activities which, for purposes of national security, have been designated as classified by the United States government. We expect these responsibilities to include reviewing with management our policies and practices with respect to risk management in the area of classified business activities. Messrs. Darcy and Robel serve as members of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. We believe that all reports required to be filed during 2010 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis. We filed a Form 5 with the SEC on behalf of Mr. DeWalt in February 2011 to report his indirect ownership of 100 shares of our common stock that was inadvertently omitted from his Form 3 filing in April 2007.

Other Corporate Governance Matters

Our board of directors has adopted corporate governance guidelines, a code of business conduct and ethics, and a separate code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other senior finance organization employees (“CEO/Finance Code”). These guidelines and codes establish minimum standards of professional responsibility and ethical conduct. They can be viewed at investor.mcafee.com under “Governance Documents” or may be obtained without charge by writing our corporate secretary at our corporate headquarters. If we make any substantive amendments to the CEO/Finance Code or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, corporate controller, or other senior finance organization employee subject to the CEO/Finance Code, we will disclose the amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

A.	Executive Summary

This compensation discussion and analysis explains our 2010 executive compensation programs and compensation paid under those programs. This discussion principally relates to the following “named executive officers” for 2010:

Name	Position

David G. DeWalt	President and chief executive officer
Jonathan Chadwick	Executive vice president, chief financial officer
Michael P. DeCesare	Executive vice president, worldwide sales operations
Todd W. Gebhart	Executive vice president and general manager, consumer, small and mobile business
Gerhard Watzinger	Executive vice president, worldwide strategy and business development and general manager data protection
Former Employee Named Executive Officers
Albert A. “Rocky” Pimentel(1)	Former chief financial officer and chief operating officer

(1)	Mr. Pimentel served as our chief financial officer and chief operating officer until June 14, 2010.

All significant executive compensation decisions are approved by the compensation committee of our board of directors. This committee consists of four non-employee directors who meet the independence requirements established by the SEC and the New York Stock Exchange.

Our success largely depends on our ability to attract and retain a talented and dedicated executive team, and competition for top talent in our market is fierce. We established cash and equity compensation targets for our named executive officers based on market comparables among our peer companies, scope of responsibility, individual executive performance against “key performance metrics” and relative compensation comparison among our own executives.

In 2010, cash compensation targets for our named executive officers were generally held flat, with the exception of a market-based increase in Mr. Watzinger’s base salary commensurate with his executive role and related performance. We linked their cash bonuses to company and/or individual performance against key performance metrics related to our strategic imperatives. Based upon the compensation committee’s assessment of these factors, we paid cash bonuses to named executive officers that ranged in the aggregate from approximately 84 to 103% of the target bonus opportunities. In 2010, we also set non-GAAP earnings per share targets for the vesting of shares underlying performance based equity awards in the form of performance stock units (“PSUs”). Our non-GAAP earnings per share results met the target required for all of the shares allocated to the 2010 performance period from the PSUs granted in 2008 to vest, and approximately 92% of the maximum number of shares allocated to the 2010 performance period from the PSUs granted in 2009 and 2010 to vest. The PSUs granted during 2009 and 2010 (but not the PSUs granted during 2008) adjust downward as to the number of PSUs earned if performance achievement is below the maximum target level.

B.	Executive Compensation Design

1.	Compensation Objectives and Philosophy

Our executive compensation programs have three primary objectives:

•	Attract, reward and retain talented and dedicated executives;

•	Link cash and equity incentives to individual and corporate performance; and

•	Align executive incentives with stockholder value creation.

The compensation committee reviews total compensation for each named executive officer annually, and determines the appropriate amount and mix of compensation based on the following principles:

•	Use simple and reasonable measures of performance;

•	Provide cash compensation with a significant variable (bonus) compensation component, so that cash compensation has a significant link to performance;

•	Provide total compensation that is primarily weighted toward equity compensation (performance stock units, restricted stock units and stock options) rather than cash, to reflect the executives’ greater influence on overall corporate results and stockholder return;

•	Use multi-year vesting for equity compensation to ensure that the executives hold sufficient unvested equity value to provide a meaningful retention incentive;

•	Use market data for comparable companies to assess the competitive market position of our compensation (as described in Section C3 below);

•	Use an external compensation consultant to validate market practices and trends for our industry; and

•	Minimize the use of executive perquisites.

2.	Elements of Compensation

The compensation committee evaluates executive compensation with a goal of establishing a total compensation package that is competitive both in terms of structure and opportunity to that provided to executives in comparable companies. Accordingly, our executive officers’ compensation has three primary components:

•	Base salary;

•	Cash bonuses; and

•	Equity compensation in the form of PSUs, restricted stock units (“RSUs”) and stock options.

Base salaries are generally established based on market comparables among our peer companies. Performance-based cash bonuses and equity awards are linked to company and/or individual executive performance against key performance metrics that are established at least annually for each executive. The compensation committee also considers the competitive market position of our executive compensation and other factors, such as leadership effectiveness, integrity, innovation, and work ethic in determining bonus and equity awards. The size and timing of equity awards are determined based on all of these factors. Vesting is based on continued service and, for certain equity awards, on the achievement of performance metrics. When it makes executive compensation decisions, the compensation committee focuses on “total direct compensation” (the total compensation to be paid if all performance goals are fully met) as well as on specific elements of compensation.

The compensation committee relies primarily on performance-based compensation and equity to attract, reward and retain a talented and dedicated executive team and to ensure a strong connection between executive compensation and our financial performance. Base salaries, as the primary fixed compensation element, represent only a portion of total compensation, and perquisites are generally minimal, so these elements are not sufficient to attract or retain executives without using other compensation vehicles.

In addition to the primary components described above, in 2007 and 2008, the compensation committee, assisted by its compensation consultant and legal counsel, conducted a comprehensive review of change of control and retention compensation for our named executive officers and other executive officers in order to standardize terms within the executive team and to provide competitive-market based change of control and severance compensation. The compensation committee discussed industry best practices in designing the change of control and retention program described below and later in this annual report. The ultimate program was developed through numerous meetings of the compensation committee both in executive session and with the input of members of management. Because the change of control and retention agreements were designed to expire approximately every two years, the compensation committee evaluates the necessity for such agreements each year. In February 2010, we renewed our change of control and retention agreements for an additional two-year period with each of our named executive officers, except with respect to Mr. Pimentel who retired in 2010.

3.	Key Performance Metrics (KPMs) and Other Performance Criteria

Cash bonuses and equity compensation for executives are linked to performance assessments of actual performance against quarterly and/or annual key performance metrics (“KPMs”). Typically, KPMs include a combination of financial metrics, including revenue-related and profit-related objectives reflected in our internal business plan, because they are the most direct indicators of stockholder value creation. Financial metrics are drawn from our internal business plan, but may differ from the GAAP line items. These non-GAAP metrics exclude items that are not, in the compensation committee’s view, related to ongoing operating performance, such as restructuring charges, amortization expenses associated with purchased intangible assets, and non-cash stock-based compensation expense.

Although performance against KPMs is the primary determinant of cash bonus and equity compensation, the compensation committee also evaluates certain subjective factors, including the following, when making its final compensation decisions:

•	Leadership style and effectiveness, including teamwork;

•	Innovation;

•	Integrity;

•	Work ethic; and

•	Employee retention.

4.	Base Salaries

Base salaries are intended to provide a fixed amount of cash compensation for services rendered during the year. Typically, we set base salaries to approximate the median base salaries at our peer companies to assist us in hiring and retaining individuals in a competitive environment. In determining individual base salaries, the compensation committee also considers the scope of job responsibilities, individual contribution, business performance, overall job market conditions, current compensation levels, the Radford Executive Survey, and other relevant third-party compensation data provided by its compensation consultant. As discussed below, in hiring several of our current named executive officers, base salaries above the market median were used to attract qualified individuals during a different environment for the company.

5.	Cash Bonuses

Our executive cash bonus program provides cash bonus opportunities to executive officers. At the beginning of the year the compensation committee establishes target cash bonus opportunities for each executive officer, designated as a percentage of base salary or as a variable target amount. The compensation committee also establishes objective financial performance criteria that must be satisfied in order for the executive officers to be eligible to receive the maximum amount of their cash bonus opportunity. The compensation committee determines the cash bonus payout each executive earns using the following process. To ensure that the deductibility of bonuses paid to our executive officers is not limited by Section 162(m) of the Internal Revenue Code and as a condition to the payment of any bonus amounts, the compensation committee first determines if the financial performance criteria are satisfied. If so, the executive officers are eligible to receive the maximum amount of their cash bonus opportunity (subject to the compensation committee’s discretion to reduce these bonus amounts). For 2010, the financial performance measure consisted solely of non-GAAP earnings per share. Once eligibility is determined based on the financial performance criteria, the compensation committee assesses a number of factors to determine whether to reduce (or eliminate) the cash bonus payout. As described in greater detail below, these factors include, among other things, certain company and/or individual performance KPMs approved by the compensation committee.

During 2010, KPMs were generally set as quarterly targets, and performance against them was assessed on a quarterly basis. These quarterly checkpoints served as preliminary indicators of potential bonus payouts. Each quarter, 12.5% of each executive officer’s target annual bonus opportunity was eligible to be earned. The remaining 50% of the annual bonus opportunity was eligible to be earned after the completion of the year based on full-year performance against objectives.

6.	Equity Compensation in General

We regard equity compensation as a key compensation component, particularly for our executive officers, for whom equity compensation generally represents a majority of total direct compensation. Equity awards with multi-year vesting or performance measurement periods allow us to:

•	Strengthen the link between stockholder value creation and long-term executive compensation;

•	Provide an opportunity for increased equity ownership by executives;

•	Provide long-term retention incentives to executives; and

•	Maintain competitive levels of total direct compensation.

We grant a significant equity award to each executive when the executive is initially hired. In subsequent years, we grant annual refresher awards to supplement the initial award. The annual awards are generally granted during the first quarter, as part of our annual performance and compensation review process. The size of initial and follow-on awards varies among executives based on equity award practices among our peer group, the scope of their responsibilities, their performance against their KPMs and relative comparison of awards among our own executives.

7.	Stock Options, Restricted Stock Units and Performance Stock Units

Since 2006, we have been granting restricted stock units (“RSUs”) to our executive officers and certain other key employees. In 2008, we began to use performance stock units (“PSUs”), which are RSUs with performance-based vesting, on a more widespread basis. We continued this practice in 2009 using a combination of PSUs and RSUs for executive officers and certain other key employees. In 2010, we granted a combination of RSUs, PSUs and stock options to our executive officers and certain other key employees. Management and the compensation committee believe that it is appropriate to use more performance-based awards for senior executives and key employees because they have a more direct ability to drive performance that leads to increased stockholder value creation. By granting such individuals performance-based awards we expected to heighten their incentive to create stockholder value, further aligning their interests with our stockholders.

RSUs give an executive officer the right to receive a specified number of shares of our common stock, without cost, if the executive remains employed with us for a specified period. Vesting of PSUs is contingent on the achievement of one or more pre-established performance objectives. For additional information of the terms and conditions of the PSUs and RSUs granted to our named executive officers, see the descriptions of individual change of control and severance arrangements for each named executive below and “Severance and Change of Control Benefits” below.

Because full-value equity awards, such as RSUs and PSUs, do not require future share price appreciation to have value or that the recipient purchase the underlying shares upon vesting, full-value equity awards provide immediate, meaningful and measurable economic value as of the grant date and an incentive to remain with us at least through the vesting period. Moreover, these types of awards retain value, and encourage continued employment, regardless of short-term stock price fluctuations. In contrast, the entire economic value of stock options depends on future stock price appreciation, so stock options have less perceived value if the stock price declines after the grant date. Because of these differences, full-value equity awards can deliver more immediate tangible value to executive officers than stock options, with significantly fewer shares and potentially less dilution for our stockholders.

The compensation committee typically determines the number of shares of stock subject to RSU, PSU and stock option awards after taking into account peer company data on the value of annual equity awards. We generally seek to provide awards that have a value between the market median and 75th percentile, but individual award value may vary from this range based on the subjective determination of the compensation committee. In addition, the compensation committee assesses the total “holding” power of an executive officer’s outstanding equity awards when making decisions regarding additional equity awards. Total holding power measures the total unvested equity compensation held by an executive officer and allows the compensation committee to determine whether the current equity holdings of an executive are a meaningful factor for executive retention.

Recent RSU awards generally vest over three years, with the award vesting as to one-third of the underlying shares at the end of each year. These infrequent but sizable vesting tranches create a strong incentive to continue employment with us over the vesting period. Although vesting of the awards is based solely on continued service, the size of the award to each executive officer is linked to the compensation committee’s subjective assessment of the performance of each recipient. In addition, because our stock price is key to the value of the RSUs (a higher stock price makes the shares issued in settlement of RSUs more valuable) part of the value of the RSUs will depend on the performance of the executive team and our company during the vesting period.

PSU awards to our executive officers vest up to a maximum of one-third of the underlying shares on an annual basis based upon continued service and meeting pre-established performance metrics during the year. PSUs are generally granted in February with a certification by the compensation committee of the units earned and vested occurring each following January or February.

Stock option awards generally vest based upon continued service over four years, with one-fourth of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting at a rate of 1/36th per month for the remaining 36 months of the vesting period.

8.	Change of Control and Retention Arrangements

As described above, in 2008, we entered into individual change of control and retention agreements or change of control protection plans with our executive officers to provide severance payments and other change of control benefits in the event of a termination of employment in specified situations. The compensation committee believes these arrangements are essential to attract and retain executive officers and promote stability and continuity in our senior management team. We believe that the stability and continuity provided by these arrangements are in the best interests of our stockholders. Since these arrangements were scheduled to expire in February 2010, the compensation committee determined that it was appropriate to renew them for another two years until February 2012. This decision was made based on their assessment, as advised by their compensation consultant, that such arrangements remain prevalent in the marketplace. For a summary of the terms and conditions of these change of control and retention agreements and the change in control protection plan, see “Severance and Change of Control Benefits” below.

9.	Perquisites and Other Benefits

We do not view perquisites as a significant component of our executive compensation programs. As frequent travelers, all named executive officers are provided upgraded air travel because it results in them arriving at their destinations more rested and able to work. We did not provide any other perquisites to our named executive officers during 2010. The compensation committee has occasionally approved perquisites in the past to accommodate specific, and usually temporary, circumstances of executive officers who do not reside near their work locations. See the “Summary Compensation Table” below for more details.

Our executive officers are eligible to participate in our benefit plans on the same terms as other full-time employees. These plans include medical and dental insurance, life insurance, vision insurance, short-term disability insurance, a Section 401(k) plan, employee stock purchase plan and discounts on our products. In addition our executive officers receive long-term disability insurance benefits that are commensurate with the market for executive officers of comparable companies.

C.	Executive Compensation-Setting Process

1.	Independent Compensation Committee Determines Executive Compensation with Input from the Chief Executive Officer

The compensation committee determines compensation for our named executive officers and sets compensation policy for all executive officers. Executive compensation is reviewed annually by the compensation committee in connection with executive performance evaluations. During the first quarter of each year, the compensation committee typically conducts an evaluation of our chief executive officer’s performance, utilizing formal individual input from each of our independent directors. The compensation committee also reviews the performance of our other named executive officers with input from our chief executive officer. The compensation committee then evaluates total current compensation to determine if any changes are appropriate based on the considerations explained throughout this compensation discussion and analysis. The compensation committee reviews and gives considerable weight to our chief executive officer’s compensation recommendations for our other named executive officers because of his direct knowledge of each of the individual’s performance and contributions. Our human resources and finance staff provide the compensation committee with information related to performance against KPMs and the financial accounting impact of compensation decisions. Although decisions are influenced by input received from its compensation consultant and management, the compensation committee members make independent decisions based on their collective judgment.

2.	The Role of Consultants

During 2010, the compensation committee directly engaged the services of Compensia, Inc., a national executive compensation consulting firm. No member of the compensation committee or any named executive officer has any affiliation with Compensia. Compensia reported directly to the chairman of the compensation committee on executive compensation matters.

In connection with specific compensation decisions, the compensation committee sought input from Compensia on a range of external market factors, including appropriate comparison companies for assessing our competitive market position, market survey data, and best practices for executive compensation arrangements. Although Compensia provided extensive data to the compensation committee, it does not determine the amount or form of compensation for any executive officers. During 2010, Compensia attended most compensation committee meetings and was available for consultation with compensation committee members at other times.

In addition to the work that Compensia directly performed for the compensation committee, pursuant to the direction of the compensation committee it provided limited advice to management on bonus plan design for individuals who are not executive officers and with respect to equity grant guidelines for non-executive officers.

3.	The Role of Peer Groups and Competitive Data

With the assistance of Compensia, the compensation committee developed a group of peer companies in the technology sector to assess the competitive market position of our executive compensation. Peer companies were selected to include (i) our most direct business competitors; (ii) companies with whom we compete for talent; and (iii) software companies that are roughly comparable to us in terms of market capitalization and/or revenue. We seek to maintain stability in the peer group from year to year but make adjustments based on industry consolidation and our growth as a company. In 2010, we eliminated CIBER and Mentor Graphics from the listed peer companies primarily because of the increasing differences between our revenue performance and market capitalization and theirs. We also make occasional changes to ensure that the peer group continues to meet the selection criteria described above.

The following table identifies our peer companies, as used by the compensation committee in February 2010 for purposes of assessing the competitiveness of our compensation policies and practices, and provides information with respect to the revenue, net income, number of employees, and market capitalization of each of the peer companies, as compared to us. The information presented below is based on the four fiscal quarters ending December 31, 2009.

		Last Four
	Last Four	Quarters
	Quarters	Net		Market Cap
	Revenue	Income	Employees	($MM) as of
Company	($MM)	($MM)	at FYE	12/31/09	Headquarters

Activision Blizzard	$4,279.0	$113.0	7,000	$13,704.7	California
Adobe Systems	$2,945.9	$386.5	8,660	$19,223.3	California
Autodesk	$1,713.7	$58.0	6,800	$5,751.7	California
BMC Software	$1,899.2	$370.6	5,800	$7,406.5	Texas
CA	$4,285.0	$742.0	13,200	$11,463.6	New York
Cadence Design Systems	$852.6	$(149.9)	4,400	$1,609.2	California
Citrix Systems	$1,614.1	$191.0	4,816	$7,598.4	Florida
EA	$3,535.0	$(749.0)	9,100	$5,730.4	California
Intuit	$3,194.2	$431.2	7,800	$9,918.6	California
NetApp	$3,502.7	$147.0	7,976	$11,415.8	California
Novell	$862.2	$(212.7)	3,600	$1,440.4	Massachusetts
Parametric Technology	$938.2	$31.5	5,165	$1,894.6	Massachusetts
salesforce.com	$1,305.6	$80.7	3,969	$9,062.6	California
Sybase	$1,170.6	$164.0	3,819	NA	California
Symantec	$5,921.6	$273.6	17,400	$14,615.7	California
Synopsys	$1,360.0	$167.7	5,928	$3,273.9	California
VeriSign	$1,030.6	$245.6	2,328	$4,443.2	California
VMware	$2,023.9	$197.1	7,100	$17,070.0	California
75th Percentile	$3,425.6	$266.6	7,932	$11,463.6
60th Percentile	$2,208.3	$192.2	7,020	$9,576.2
50th Percentile	$1,806.4	$165.8	6,364	$7,598.4
Average	$2,357.4	$138.2	6,937	$8,566.0
25th Percentile	$1,204.3	$63.7	4,504	$4,443.2
McAfee	$1,927.3	$173.4	6,100	$6,421.7	California

On an annual basis, Compensia provides reports to the compensation committee comparing compensation of our most senior executive officers to that of the most senior executive officers at our peer companies. Peer company data is derived from the Radford Executive Survey (which is focused on compensation in the technology sector), as adjusted by Compensia in its reasonable judgment based on changes to market conditions since the date of the survey data, and SEC filings by our peer companies. The compensation committee generally references total direct compensation between the market median and 75th percentile for purposes of understanding the competitive market for executive compensation. Rather than relying solely on this peer data, the compensation committee makes individual decisions based on what it believes is necessary and appropriate to attract, motivate and/or retain the executive officers under the particular circumstances in which the decision is made. These circumstances include but are not limited to the external competitive landscape.

All of the equity awards granted since 2008 to our employees, including our named executive officers, have been approved by our compensation committee, pursuant to a formal equity granting policy that includes the following policies and procedures:

•	All new-hire, promotional and retention awards are aggregated for approval on predetermined dates (typically once per quarter following our earnings announcements);

•	No individual or committee other than the compensation committee or the board of directors is authorized to approve awards;

•	All awards are approved at a meeting of the compensation committee or the board of directors, and not by written consent;

•	We determine the exercise price of a stock option based on the fair market value of our common stock on the grant date (unless otherwise legally required for grants of awards to non-US individuals); and

•	There are detailed written procedures in place for grant approvals and documentation.

D.	2010 Executive Compensation Decisions

1.	Overview

This section describes the executive compensation decisions made by our compensation committee for 2010. Except with respect to Mr. Watzinger, none of our executive officers received a base salary increase in 2010. In February 2010, we granted a combination of stock options, PSUs and RSUs to our executive officers.

2.	PSU Vesting Criteria for 2010 Performance Period

With respect to the PSUs granted to our named executive officers during 2009 and 2010, the vesting of the maximum number of PSUs allocated to the 2010 performance period was contingent upon the company achieving 2010 non-GAAP earnings per share of $2.85 (based upon target level adjustments described below). The number of PSUs earned adjust downward if performance achievement is below the maximum target level. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that approximately 92% of the maximum number of PSUs allocated to the 2010 performance period for the awards made to our named executive officers were earned.

With respect to the PSUs granted to our named executive officers during 2008, the vesting of the PSUs allocated to the 2010 performance period was contingent upon the company achieving 2010 non-GAAP earnings per share of $2.59 (based upon target level adjustments described below). In contrast to the PSUs granted during 2009 and 2010, the PSUs granted during 2008 do not adjust downward as to the number of PSUs earned if performance achievement is below the target level. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that the PSUs allocated to the 2010 performance period were fully earned.

In judging the company’s achievement against the non-GAAP earnings per share target levels the compensation committee may adjust the target levels for fluctuations in currency exchange rates, mergers and acquisitions and certain one-time charges, as appropriate. In 2010, the compensation committee adjusted the financial target levels for fluctuations in currency exchange rates and also to exclude the financial impact of our acquisitions of Trust Digital, tenCube and InternetSafety.com. The compensation committee did not otherwise adjust the non-GAAP earnings per share financial target levels.

3.	Key Performance Metrics and Cash Bonuses for 2010

Our board of directors approved the company’s strategic imperatives for 2010. The compensation committee then established 2010 KPMs for overall company performance as well as individual performance objectives for our chief executive officer based on the company’s strategic imperatives for 2010. The compensation committee also identified specific measurement methods for each KPM. Our chief executive officer established 2010 KPMs for the individual performance objectives for our other executive officers, in consultation with those executives, based primarily on the company’s strategic imperatives for 2010 and those KPMs are reviewed and approved by the compensation committee. Our chief executive officer also identified specific measurement methods for each KPM.

As described above, the compensation committee determines the amount of the cash bonus each executive earns using the following process. To ensure that the deductibility of bonuses paid to our executive officers is not limited by Section 162(m) of the Internal Revenue Code and as a condition to the payment of any bonus amounts, the compensation committee first determines if the financial performance criteria are satisfied. In January 2010, the compensation committee established financial performance criteria triggering eligibility for maximum cash bonus opportunities for our executive officers with respect to each quarter in 2010 as well as for the full year. The maximum cash bonus opportunities for our executive officers equaled 175% of the individual target cash bonus opportunities. The 2010 financial criteria triggering eligibility to receive the maximum cash bonus opportunities for our executive officers were as follows:

	Q1-2010	Q2-2010	Q3-2010	Q4-2010	Full Year 2010

Non-GAAP Earnings Per Share	$0.48	$0.52	$0.55	$0.58	$2.13

In accordance with Section 162(m), achievement of the objective financial performance criteria was substantially uncertain at the time the compensation committee established the criteria, in particular because of the uncertainty around the severity or length of time that adverse national and global economic and financial market conditions would persist. Our non-GAAP earnings per share performance for each quarter in 2010 as well as for the full year exceeded the performance criteria established by the compensation committee in order to trigger eligibility for the maximum cash bonus opportunities.

Once the compensation committee determined that the executive officers were eligible for the maximum cash bonus opportunity, the compensation committee assessed other financial and operational factors at company-wide and individual levels to determine whether to reduce (or eliminate) the cash bonus awards that each executive officer was eligible to receive. The financial and operational factors considered by the compensation committee included:

•	Analysis of revenue and change in deferred revenue, non-GAAP earnings per share and operating cash flow; and

•	Performance against company-wide and individual KPMs as determined by the compensation committee (with input from our chief executive officer regarding other the executive officers).

Following its review of these factors, the compensation committee decided to reduce the bonus payouts to our executive officers to amounts that ranged in the aggregate from 84 to 103% of the individual target cash bonus opportunities. The primary reason for reducing the bonus payouts was to align the bonuses to our financial performance in each measurement period based upon our achievement in revenue and change in deferred revenue, non-GAAP earnings per share and operating cash flow as compared to our internal business plan in each measurement period.

As previously discussed with respect to financial targets for PSUs, in judging the company’s achievement against the non-GAAP earnings per share target levels the compensation committee may adjust the target levels for fluctuations in currency exchange rates, mergers and acquisitions and certain one-time charges, as appropriate. In 2010, the compensation committee adjusted the target levels for fluctuations in currency exchange rates and also to exclude the financial impact of our acquisitions of Trust Digital, tenCube and InternetSafety.com. The compensation committee did not otherwise adjust the non-GAAP earnings per share target levels.

4.	Compensation for David G. DeWalt

Mr. DeWalt was hired as our president and chief executive officer in April 2007. Mr. DeWalt did not receive a base salary increase in 2010. The compensation committee believed his 2009 base salary of $950,000 was still appropriate based upon market comparables among our peer companies and because of the uncertainty around the severity or length of time that adverse national and global economic and financial market conditions would persist. For the same reasons, Mr. DeWalt’s target cash bonus opportunity remained unchanged at 111% of his base salary. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. DeWalt received a cash bonus of $990,969, equal to approximately 94% of his individual target cash bonus opportunity.

In February 2010 Mr. DeWalt was granted 193,000 stock options, 25,150 RSUs, and 97,500 PSUs. The PSUs are eligible to vest in equal tranches in February 2011, 2012 and 2013, subject to achievement of designated performance criteria for the designated performance period. The vesting of the PSUs allocated to the 2010 performance period was based upon achievement of certain 2010 non-GAAP earnings per share targets established by the compensation committee. The size of these awards were based on market comparables among our peer companies, the scope of Mr. DeWalt’s responsibilities, his individual executive performance against KPMs and relative compensation comparison among our other executive officers. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that all of Mr. DeWalt’s PSUs granted in 2008 that were allocated to the 2010 performance period were earned, and approximately 92% of the maximum number of Mr. DeWalt’s PSUs granted in 2009 and 2010 that were allocated to the 2010 performance period were earned. As a result, Mr. DeWalt vested as to 108,413 PSUs allocated to the 2010 performance period.

In addition to his letter agreement Mr. DeWalt entered into a change of control and retention agreement with us in December 2008, as amended in January 2009. As noted above, on February 16, 2010 we renewed this agreement for an additional two-year period through February 29, 2012. For a summary of the terms and conditions of this change of control and retention agreement, see “Severance and Change of Control Benefits” below. In connection with the pending acquisition of McAfee by Intel, Mr. DeWalt entered into an employment agreement with Intel and us. For a summary of the terms and conditions of this employment agreement, see “Employment Agreements and Retention Letters with Intel” below.

5.	Compensation for Jonathan C. Chadwick

Jonathan C. Chadwick was hired as our executive vice president and chief financial officer on June 14, 2010. Mr. Chadwick’s initial compensation was set by the compensation committee after receiving advice from Compensia regarding compensation based on market comparables among our peer companies in light of the scope of Mr. Chadwick’s responsibilities so that his total compensation was competitive with the market and was sufficient to compel Mr. Chadwick to join the company.

Pursuant to the terms of his offer letter, Mr. Chadwick received an annual base salary of $600,000 and is eligible for a target cash bonus equal to 100% of his base salary. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. Chadwick received a prorated cash bonus of $299,803, equal to approximately 95% of his individual target cash bonus opportunity.

Pursuant to the terms of his offer letter, Mr. Chadwick received initial stock option, RSU and PSU grants generally as described below. Mr. Chadwick received 75,000 stock options subject to our standard four-year vesting terms. Mr. Chadwick also received 125,000 RSUs, 75,000 of which are subject to our standard three-year vesting terms and the remaining 50,000 are scheduled to vest in full in August 2011. In addition, Mr. Chadwick received 97,500 PSUs, which are eligible to vest in equal tranches in February 2011, 2012 and 2013, subject to achievement of designated performance criteria for the designated performance period. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that approximately 92% of the maximum number of Mr. Chadwick’s PSUs that were allocated to the 2010 performance period were earned. As a result, Mr. Chadwick vested as to 30,012 PSUs allocated to the 2010 performance period.

On June 14, 2010 Mr. Chadwick entered into a change of control and retention agreement with us. For a summary of the terms and conditions of this agreement, see “Severance and Change of Control Benefits” below. In connection with the pending acquisition of McAfee by Intel, Mr. Chadwick entered into an employment agreement with Intel and us. For a summary of the terms and conditions of this employment agreement, see “Employment Agreements and Retention Letters with Intel” below.

6.	Compensation for Michael P. DeCesare

Mr. DeCesare was hired as our executive vice president, worldwide sales operations in October 2007. Mr. DeCesare did not receive a base salary increase in 2010. The compensation committee believed his 2009 base salary of $600,000 was still appropriate based upon market comparables among our peer companies and because of the uncertainty around the severity or length of time that adverse national and global economic and financial market conditions would persist. For the same reasons, Mr. DeCesare’s target cash bonus opportunity remained unchanged from 2009 at 100% of his base salary. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. DeCesare received a cash bonus of $504,195, equal to approximately 84% of his individual target cash bonus opportunity.

In February 2010, Mr. DeCesare was granted 43,700 stock options, 4,300 RSUs, and 22,100 PSUs. The PSUs are eligible to vest in equal tranches in February 2011, 2012 and 2013, subject to achievement of designated performance criteria for the designated performance period. The vesting of the PSUs allocated to the 2010 performance period was based upon achievement of certain 2010 non-GAAP earnings per share targets established by the compensation committee. The size of these awards were based on market comparables among our peer companies, the scope of Mr. DeCesare’s responsibilities, his individual executive performance against KPMs and relative compensation comparison among our other executive officers. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that all of Mr. DeCesare’s PSUs granted in 2008 that were allocated to the 2010 performance period were earned, and approximately 92% of the maximum number of Mr. DeCesare’s PSUs granted in 2009 and 2010 that were allocated to the 2010 performance period were earned. As a result, Mr. DeCesare vested as to 40,407 PSUs allocated to the 2010 performance period.

Additionally, on December 12, 2008 Mr. DeCesare entered into a change of control and retention agreement with us. As noted above, on February 16, 2010 we renewed this agreement for an additional two-year period through February 29, 2012. For a summary of the terms and conditions of this change of control and retention agreement, see “Severance and Change of Control Benefits” below. In connection with the pending acquisition of McAfee by Intel, Mr. DeCesare entered into a retention agreement with Intel and us. For a summary of the terms and conditions of this retention agreement, see “Employment Agreements and Retention Letters with Intel” below.

7.	Compensation for Todd W. Gebhart

Mr. Gebhart has served as our executive vice president and general manager, consumer, small and mobile business since 2008. Mr. Gebhart did not receive a base salary increase in 2010. The compensation committee believed his 2009 base salary of $350,000 was still appropriate based upon market comparables among our peer companies and because of the uncertainty around the severity or length of time that adverse national and global economic and financial market conditions would persist. For the same reasons, Mr. Gebhart’s target cash bonus opportunity remained unchanged from 2009 at 100% of his base salary. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. Gebhart received a cash bonus of $359,734, equal to approximately 103% of his individual target cash bonus opportunity.

In February 2010, Mr. Gebhart was granted 28,500 stock options, 3,900 RSUs, and 14,430 PSUs. The PSUs are eligible to vest in equal tranches in February 2011, 2012 and 2013, subject to achievement of designated performance criteria for the designated performance period. The vesting of the PSUs allocated to the 2010 performance period was based upon achievement of certain 2010 non-GAAP earnings per share targets established by the compensation committee. The sizes of these awards were based on market comparables among our peer companies, the scope of Mr. Gebhart’s responsibilities, his individual executive performance against KPMs and relative compensation comparison among our other executive officers. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that all of Mr. Gebhart’s PSUs granted in 2008 that were allocated to the 2010 performance period were earned, and approximately 92% of the maximum number of Mr. Gebhart’s PSUs granted in 2009 and 2010 that were allocated to the 2010 performance period were earned. As a result, Mr. Gebhart vested as to 14,176 PSUs allocated to the 2010 performance period.

Additionally, on December 12, 2008 Mr. Gebhart entered into a participation agreement which is subject to a change of control and retention plan. On February 16, 2010 we renewed this agreement and plan for an additional two-year period through February 29, 2012. For a summary of the terms and conditions of this change of control and retention arrangement, see “Severance and Change of Control Benefits” below. In connection with the pending acquisition of McAfee by Intel, Mr. Gebhart entered into a retention agreement with Intel and us. For a summary of the terms and conditions of this retention agreement, see “Employment Agreements and Retention Letters with Intel” below.

8.	Compensation for Gerhard Watzinger

Gerhard Watzinger joined us in November 2007 as part of our acquisition of SafeBoot Holding BV and serves as our executive vice president, worldwide strategy and business development and general manager data protection. Mr. Watzinger’s 2010 base salary was $400,000, which reflected a $50,000 increase from 2009. The compensation committee adjusted Mr. Watzinger’s base salary because, unlike the other members of the executive team, Mr. Watzinger’s base salary was below the market median as reflected by our peer companies. Mr. Watzinger’s performance since joining McAfee had been strong and as a result the compensation committee increased his base salary to between the market median and 75th percentile. Mr. Watzinger’s target cash bonus opportunity remained unchanged from 2010 at 100% of his base salary. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. Watzinger received a cash bonus of $356,965, equal to approximately 89% of his individual target cash bonus opportunity. In addition to his annual cash bonus, in October 2010 the compensation committee authorized a special cash bonus payment to Mr. Watzinger in the amount of $50,000 in recognition of his leadership and extensive time devoted in connection with the pending acquisition of McAfee by Intel.

In February 2010, Mr. Watzinger was granted 40,000 stock options and 26,000 PSUs. The PSUs are eligible to vest in equal tranches in February 2011, 2012 and 2013, subject to achievement of designated performance criteria for the designated performance period. The vesting of the PSUs allocated to the 2010 performance period was based upon achievement of certain 2010 non-GAAP earnings per share targets established by the compensation committee. The size of these awards were based on market comparables among our peer companies, the scope of Mr. Watzinger’s responsibilities, his individual executive performance against KPMs and relative compensation comparison among our other executive officers. Based on our 2010 non-GAAP earnings per share performance, the compensation committee certified that all of Mr. Watzinger’s PSUs granted in 2008 that were allocated to the 2010 performance period were earned, and approximately 92% of the maximum number of Mr. Watzinger’s PSUs granted in 2009 and 2010 that were allocated to the 2010 performance period were earned. As a result, Mr. Watzinger vested as to 20,019 PSUs allocated to the 2010 performance period.

Additionally, on December 12, 2008 Mr. Watzinger entered into a change of control and retention agreement with us. As noted above, on February 16, 2010 we renewed this agreement for an additional two-year period through February 29, 2012. For a summary of the terms and conditions of this change of control and retention agreement, see “Severance and Change of Control Benefits” below. In connection with the pending acquisition of McAfee by Intel, Mr. Watzinger entered into a retention agreement with Intel and us. For a summary of the terms and conditions of this retention agreement, see “Employment Agreements and Retention Letters with Intel” below.

9.	Compensation for Albert A. “Rocky” Pimentel

Albert A. “Rocky” Pimentel served as our chief financial officer and chief operating officer until June 14, 2010 and served as special advisor to Mr. Chadwick until August 9, 2010. Mr. Pimentel’s $500,000 base salary and target cash bonus at 100% of his base salary remained unchanged from 2009. Based on our achievement of our 2010 financial metrics described above and the compensation committee’s assessment of his individual performance against agreed upon KPMs, Mr. Pimentel received a prorated cash bonus of $52,188, equal to approximately 42% of his individual target cash bonus opportunity.

E.	Tax, Accounting and Other Considerations

Tax Deductibility of Compensation Expense.  Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation to certain executives that we may deduct as a business expense in any tax year unless, among other things, the compensation is performance-based and it is paid under a compensation plan that has been approved by our stockholders. During 2010, we designed our incentive compensation plans so that they qualify as performance-based compensation that is deductible under Section 162(m). We expect that all compensation payments under the bonus plan will be exempt from Section 162(m) and will therefore be tax deductible. Mr. Denend does not qualify as an outside director under Section 162(m) because he is a former executive officer of McAfee (although he is independent from the company under the New York Stock Exchange listing requirements and SEC rules). Mr. Denend abstains from making decisions with respect to compensation that could qualify as exempt from Section 162(m)’s limits. With respect to those decisions, the remaining independent members of the compensation committee act.

From time to time, the compensation committee may approve compensation that will not meet these requirements for deductibility to ensure competitive levels of total compensation for its executive officers.

Tax Implications for Executives.  Section 409A of the Internal Revenue Code imposes additional income taxes on our employees who receive certain types of deferred compensation if the compensation does not meet the qualification requirements of Section 409A. We generally do not offer deferred compensation programs subject to Section 409A.

Section 4999 of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in Section 280G of the Code. Our named executive officers could potentially receive amounts that exceed the Section 280G limits as severance or change in control payments, but the compensation committee does not consider this potential impact in compensation program design.

Accounting Considerations.  The compensation committee also considers the accounting expense and cash flow implications of various forms of executive compensation. For base salary and cash bonuses, we record or accrue compensation expense in our financial statements in an amount equal to the dollar amount of the cash payment. Accounting standards also require us to record an expense in our financial statements for equity awards as well, even though equity awards are not paid to employees in cash. All equity awards (stock options, PSUs and RSUs) result in compensation expense. The compensation committee believes that the advantages of equity awards, as described throughout this compensation discussion and analysis, more than outweigh the non-cash accounting expense associated with them.

Compensation Committee Report on Compensation Discussion and Analysis

The compensation committee of our board of directors has furnished the following report:

The compensation committee has reviewed and discussed the foregoing compensation discussion and analysis with management. Based on that review and discussion, the compensation committee has recommended to our board of directors that the compensation discussion and analysis be included in this annual report.

THE COMPENSATION COMMITTEE

Leslie G. Denend, Chairman
Denis J. O’Leary
Jeffrey A. Miller
Anthony Zingale

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee, other than Mr. Denend as described above, during 2010 has ever been an officer or employee of McAfee or of any of our subsidiaries or affiliates. During 2010, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our board of directors or on our compensation committee.

Compensation Policies and Practices as They Relate to Risk Management

In 2010, our management conducted a review of our compensation policies and practices to assess whether such policies and practices as they relate to our employees are reasonably likely to have a material adverse effect on us. This process included the following:

•	A review of our compensation programs;

•	The identification of program features that could potentially encourage excessive or imprudent risk taking of a material nature; and

•	The identification of factors that mitigate these risks.

We paid particular attention to programs that allow for variable payouts where an employee might be able to influence payout factors and programs that involve our executives. During the course of our assessment, we consulted with various persons, including our senior human resources executives, our internal and external legal counsel and the compensation consultant retained by the compensation committee.

Overall, we believe that our compensation programs are designed to create appropriate incentives for employee performance without encouraging excessive risk taking. In this regard, our compensation structure contains the following features intended to mitigate risk.

•	We use a balanced compensation structure designed to link an appropriate portion of compensation to our long-term performance.

•	We periodically compare our compensation programs and overall compensation structure with our peer companies to assess the competitive market position of our compensation and align with industry practices.

•	Cash bonuses are based on multiple performance metrics, including company-wide metrics as well as customer and employee success measures, which are consistent with our short and long-term goals.

•	In many cases, management or the compensation committee has discretion to decrease cash bonuses for quality of performance or other negative factors.

•	Equity compensation is largely subject to multi-year vesting to provide meaningful retention incentive.

•	We have established internal controls and standards of ethics and business conduct, many of which help to support our compensation goals and mitigate compensation risk.

•	The compensation committee oversees our compensation policies and practices and is responsible for reviewing and approving executive compensation, incentive compensation plans applicable to senior management employees and other compensation plans.

•	In 2009, our board adopted a “clawback” policy that allows our board of directors to seek to recover bonuses or other incentive-based or equity-based compensation to certain executives in certain circumstances where there has been a restatement of previously issued financial statements.

Based on the assessment described above, we concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We reviewed the assessment process and our conclusions with the compensation committee.

SUMMARY COMPENSATION TABLE

This table summarizes the compensation earned by our current named executive officers during 2010.

			Non-Equity
			Incentive Plan
			Compensation/	Stock		Option	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards(4)		Awards(4)	Compensation(6)	Total

David G. DeWalt	2010	$950,000	$990,969	$4,047,062		$2,646,551	$1,710	$8,636,292
President and chief executive	2009	950,000	577,501	6,539,799		—	5,310	8,072,610
officer	2008	950,000	1,000,000	12,833,666	(5)	1,124,498	34,224	15,942,388
Jonathan C. Chadwick	2010	600,000	299,803	6,598,750		764,228	665	8,263,446
Executive vice president and chief financial officer
Michael P. DeCesare	2010	600,000	504,195	860,733		599,245	1,710	2,565,883
Executive vice president	2009	600,000	331,875	2,131,960		—	4,740	3,068,575
of worldwide sales operations	2008	600,000	592,575	3,938,500	(5)	—	1,045	5,132,120
Todd W. Gebhart	2010	350,000	359,734	606,150		390,812	4,902	1,711,598
Executive vice president and general manager, consumer, small and mobile business
Gerhard Watzinger	2010	400,000	406,965 (3)	808,200		548,508	2,622	2,166,295
Executive vice president, worldwide strategy and business development and general manager, data protection	2009	350,000	208,906	1,360,692		—	5,310	1,924,908

(1)	Salary includes amounts deferred under our Section 401(k) plan.

(2)	The amounts reported consist of cash incentive compensation earned for services rendered in the respective fiscal years under our executive bonus plan. A description of our executive bonus plan may be found in the “Compensation Discussion and Analysis — Executive Compensation Design” above.

(3)	The amount reported includes a special cash bonus payment to Mr. Watzinger in the amount of $50,000 in recognition of his leadership and extensive time devoted in connection with the pending acquisition of McAfee by Intel.

(4)	The amounts reported do not reflect the actual economic value realized by the named executive officer. This column reflects the grant date fair values which have been determined based on assumptions described in Note 14 to our consolidated financial statements included in this annual report. For PSUs, the grant date fair value is based on the probable outcome of the performance conditions as of the grant date.

(5)	The stock unit awards made by us during 2008 to each of Messrs. DeWalt and DeCesare include awards that would have been made during 2007 in accordance with the terms of their respective 2007 offer letter agreements with us, but for the fact that we were unable to grant equity awards (other than stock options) during 2007 because we were not current in our financial reporting obligations for substantially all of 2007.

(6)	The amounts reported in the All Other Compensation column consisted of the following:

				Gifts,
				Family	Group
				Travel	Term
				and	Life	Company
		Commuting	Living	Matching	Insurance	Contributions	Tax
Name	Year	Expense	Allowance	Gifts(1)	Coverage	To 401(k)	Gross-ups(2)	Total

David G. DeWalt	2010	$—	$—	$—	$1,710	$—	$—	$1,710
	2009	—	—	—	1,710	3,600	—	5,310
	2008	11,128	8,013	3,365	540	—	11,178	34,224
Jonathan C. Chadwick	2010	—	—	—	665	—	—	665
Michael P. DeCesare	2010	—	—	—	1,710	—	—	1,710
	2009	—	—	—	1,140	3,600	—	4,740
	2008	—	—	341	540	—	164	1,045
Todd W. Gebhart	2010	—	—	—	4,902	—	—	4,902
Gerhard Watzinger	2010	—	—	—	2,622	—	—	2,622
	2009	—	—	—	1,710	3,600	—	5,310

(1)	Represents the cost of spousal travel to McAfee events, the cost of token gifts received at McAfee events and company-matching charitable contributions.

(2)	The tax gross-up payments reported in this column relate to taxes imposed on our reimbursements of living and commuting expenses (in the case of Mr. DeWalt) and taxes imposed on token gifts received at McAfee events and the cost of spousal travel to McAfee events.

GRANTS OF PLAN-BASED AWARDS

This table shows grants of plan-based awards made by us to our current named executive officers during 2010.

				All Other	All Other
		Estimated Future	Estimated Future	Stock	Stock		Grant Date
		Payouts Under	Payouts Under	Awards:	Awards:	Exercise or	Fair
		Non-Equity	Equity Incentive	Number of	Number of	Base	Value of
		Incentive	Plan Awards	Shares of	Securities	Price of	Stock and
		Plan Awards	(Threshold/Target/	Stock	Underlying	Option	Option
Name	Grant Date	(Target/Maximum)(1)	Maximum)(2)	or Units	Options(9)	Awards	Awards(10)

David G. DeWalt	2/16/2010		10,000 / 25,000 / 32,500(3)	65,000(3)	—	$—	$3,030,750(11)
	2/16/2010		—	25,150(8)	—	—	1,016,312
	2/16/2010		—	—	193,000	40.41	2,646,551
	1/15/2010	$1,050,000 / $1,837,500
Jonathan C. Chadwick	8/6/2010		10,000 / 25,000 / 32,500(4)	65,000(4)	—	—	2,441,250(12)
	8/6/2010		—	75,000(8)	—	—	2,494,500
	8/6/2010		—	40,000(8)	—	—	1,330,400
	8/6/2010		—	10,000(8)	—	—	332,600
	8/2/2010			—	75,000	33.26	764,228
	6/14/2010	600,000 / 1,050,000
Michael P. DeCesare	2/16/2010		2,267 / 5,667 / 7,367(5)	14,733(5)	—	—	686,970(13)
	2/16/2010		—	4,300(8)	—	—	173,763
	2/16/2010		—	—	43,700	40.41	599,245
	1/15/2010	600,000 / 1,050,000
Todd W. Gebhart	2/16/2010		1,480 / 3,700 / 4,810(6)	9,620(6)	—	—	448,551(14)
	2/16/2010		—	3,900(8)	—	—	157,599
	2/16/2010		—	—	28,500	40.41	390,812
	1/15/2010	350,000 / 612,500
Gerhard Watzinger	2/16/2010		2,667 / 6,667 / 8,667(7)	17,333(7)	—	—	808,200(15)
	2/16/2010		—	—	40,000	40.41	548,508
	1/15/2010	400,000 / 700,000

(1)	The amounts reported represent cash bonus awards granted during 2010 under our executive bonus plan that could be earned based on 2010 performance. Our executive bonus plan does not provide for threshold payouts, although the compensation committee may reduce or eliminate awards. For a discussion of the performance criteria related to these awards, see the “Compensation Discussion and Analysis” above.

(2)	The amounts reported represent PSUs granted during 2010 under our 1997 Stock Incentive Plan (except with respect to Mr. Chadwick whose PSUs were granted under our 2010 Equity Incentive Plan) that could be earned based on 2010 performance. For a discussion of the performance criteria related to these awards, see the “Compensation Discussion and Analysis” above.

(3)	On February 16, 2010, Mr. DeWalt was granted 97,500 PSUs, 32,500 (or 1/3) of which were allocated to the 2010 performance period. The remaining 65,000 PSUs are allocated to 2011 and 2012 performance periods.

(4)	On August 6, 2010, Mr. Chadwick was granted 97,500 PSUs, 32,500 (or 1/3) of which were allocated to the 2010 performance period. The remaining 65,000 PSUs are allocated to 2011 and 2012 performance periods.

(5)	On February 16, 2010, Mr. DeCesare was granted 22,100 PSUs, 7,367 (or 1/3) of which were allocated to the 2010 performance period. The remaining 14,733 PSUs are allocated to 2011 and 2012 performance periods.

(6)	On February 16, 2010, Mr. Gebhart was granted 14,430 PSUs, 4,810 (or 1/3) of which were allocated to the 2010 performance period. The remaining 9,620 PSUs are allocated to 2011 and 2012 performance periods.

(7)	On February 16, 2010, Mr. Watzinger was granted 26,000 PSUs, 8,667 (or 1/3) of which were allocated to the 2010 performance period. The remaining 17,333 PSUs are allocated to 2011 and 2012 performance periods.

(8)	The amounts reported represent RSUs granted under our 1997 Stock Incentive Plan (except with respect to Mr. Chadwick whose RSUs were granted under our 2010 Equity Incentive Plan).

(9)	The amounts reported represent stock options granted our 1997 Stock Incentive Plan (except with respect to Mr. Chadwick whose stock options were granted under our 2010 Equity Incentive Plan).

(10)	The amounts reported do not reflect the actual economic value realized by the named executive officer. This column reflects the grant date fair values which have been determined based on assumptions described in Note 14 to our consolidated financial statements included in this annual report. The fair value of an option award is determined under ASC 718 using a Black-Scholes option pricing model. For PSUs, the grant date fair value is based on the probable outcome of the performance conditions as of the grant date.

(11)	The maximum potential grant date fair value assuming the highest possible outcome of the performance conditions with respect this PSU award is $3,939,975.

(12)	The maximum potential grant date fair value assuming the highest possible outcome of the performance conditions with respect this PSU award is $3,173,625.

(13)	The maximum potential grant date fair value assuming the highest possible outcome of the performance conditions with respect this PSU award is $893,061.

(14)	The maximum potential grant date fair value assuming the highest possible outcome of the performance conditions with respect this PSU award is $583,116.

(15)	The maximum potential grant date fair value assuming the highest possible outcome of the performance conditions with respect this PSU award is $1,050,660.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table shows outstanding equity awards for our current named executive officers as of December 31, 2010.

					Stock Awards
							Equity Incentive	Equity Incentive
							Plan Awards:	Plan Awards: Market
	Option Awards						Number of	or Payout Value of
	Number of				Number of	Market Value	Unearned	Unearned Shares,
	Securities Underlying		Option	Option	Shares or Units	of Shares or	Shares, Units or	Units or Other
	Unexercised Options(1)		Exercise	Expiration	of Stock That	Units of Stock That	Other Rights That	Rights That
Name	Exercisable	Unexercisable	Price	Date	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested

David G. DeWalt	458,333	41,667	$32.49	4/30/2017	94,680	$4,384,631	224,555	$10,399,142
	53,125	21,875	32.95	2/19/2018
	—	193,000	40.41	2/16/2020
Jonathan C. Chadwick	—	75,000	33.26	8/02/2017	125,000	5,788,750	97,500	4,515,225
Michael P. DeCesare	79,167	20,833	39.90	10/29/2017	26,966	1,248,795	54,899 (4)	2,542,373 (4)
	—	43,700	40.41	2/16/2020
Todd W. Gebhart	417	5,833	34.73	2/11/2018	21,232	983,254	31,629	1,464,739
	417	8,333	37.47	8/4/2018
	—	28,500	40.41	2/16/2020
Gerhard Watzinger	45,259	—(2)	15.18	5/16/2016	21,132	978,623	48,139	2,229,317
	16,502	16,502(3)	29.26	1/12/2017
	15,000	18,750	37.47	8/04/2018
	—	40,000	40.41	2/16/2020

(1)	Except with respect to Mr. Watzinger, all of the stock options reported in these columns vest at the rate of one-fourth (or 25%) one year from the date of grant and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. Under our 1997 Stock Incentive Plan and 2010 Equity Incentive Plan, our board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change of control. Unvested options are generally cancelled upon an optionee’s termination of service.

(2)	On May 16, 2006, Mr. Watzinger was granted stock options to purchase shares of the stock of his then ultimate employer, SafeBoot Holding BV. On November 19, 2007, we acquired SafeBoot Holding BV and assumed Mr. Watzinger’s remaining stock options to purchase 75,777 shares of our common stock (on an as-converted basis). One-third of the 75,777 shares subject to these stock options vested on each of the second, third and fourth anniversaries of the grant date.

(3)	On January 12, 2007, Mr. Watzinger was granted stock options to purchase 66,008 shares of the stock of his then ultimate employer, SafeBoot Holding BV. On November 19, 2007, we acquired SafeBoot Holding BV and assumed Mr. Watzinger’s stock options. One-fourth of the shares subject to these stock options are scheduled to vest on each of the first, second, third and fourth anniversaries of the grant date.

(4)	The amount reported does not include Mr. DeCesare’s 16,666 PSUs vested on December 31, 2010 based on a certification by the compensation committee that the performance criteria for the 2010 performance period had been satisfied. We issued these shares to Mr. DeCesare on February 8, 2011.

OPTIONS EXERCISED AND STOCK VESTED

This table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting for our current named executive officers during 2010.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting

David G. DeWalt	—	$—	199,959(1)	$8,055,945(1)
Jonathan C. Chadwick	—	—	—	—
Michael P. DeCesare	—	—	62,734(2)	2,605,039(2)
Todd W. Gebhart	17,917	194,777	25,601	944,358
Gerhard Watzinger	—	—	47,610	2,003,749

(1)	The amount reported includes 41,666 PSUs vested on December 31, 2009 based on a certification by the compensation committee that the performance criteria for the 2009 performance period had been satisfied. Pursuant to the terms of the related award agreement, we issued these shares to Mr. DeWalt on March 2, 2010; the value realized on vesting with respect to these shares is based on the March 2, 2010 date of issuance.

(2)	The amount reported includes 16,667 PSUs vested on December 31, 2009 based on a certification by the compensation committee that the performance criteria for the 2009 performance period had been satisfied. The value realized on vesting with respect to these shares is based on the February 11, 2010 date of issuance. The amount reported does not include 16,666 PSUs vested on December 31, 2010 based on a certification by the compensation committee that the performance criteria for the 2010 performance period had been satisfied. We issued these shares to Mr. DeCesare on February 8, 2011.

Severance and Change of Control Benefits

We have entered into agreements providing for severance and/or change of control payments and benefits with each of our current named executive officers. These severance and change of control payments and benefits are intended to attract and retain qualified executive officers and promote stability and continuity in our senior management team.

Agreement with Mr. DeWalt

Our agreement with Mr. DeWalt provides for certain severance payments and benefits in the event we terminate his employment for other than “cause” or in the event that Mr. DeWalt resigns for “good reason.” The agreement provides for varying severance payments and benefits based upon whether the termination of employment occurs within 18 months following a “change of control” of McAfee (the “Change of Control Period”). The severance payments and benefits provided to Mr. DeWalt by the agreement supersede any severance payments afforded to him in any employment agreement he has with us. Pursuant to the agreement and subject to signing a standard release of claims, upon DeWalt’s termination of employment for other than “cause” or upon his resignation for “good reason,” he will be eligible to receive the following payments and benefits:

Termination Other than During a Change of Control Period

•	A lump-sum payment (less all applicable tax withholding amounts) equal to 12 months of Mr. DeWalt’s annual base salary, plus a pro rata fraction of the amount equal to 110% of his annual base salary, with the pro rata fraction determined as the number of days in the year to the date of termination divided by 365; and

•	A payment equal to 12 months of the cost of continuation coverage of medical benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), if Mr. DeWalt was covered under our health plan.

Termination During a Change of Control Period

•	A lump-sum payment (less all applicable tax withholding amounts) equal to 24 months of Mr. DeWalt’s annual base salary as in effect immediately prior to the change of control or the termination of employment (whichever is greater), plus the amount equal to 200% of his target bonus for the fiscal year of the change of control or the termination of employment (whichever is greater);

•	A payment for COBRA as described above; and

•	Full acceleration of vesting of all Mr. DeWalt’s then outstanding equity awards.

Additionally, in the event his employment is terminated for other than “cause” or resigns for “good reason” before a change of control but on or after a “potential change of control,” Mr. DeWalt will be entitled generally to the superior severance payments and benefits provided in the event of a termination of employment during a Change of Control Period. A “potential change of control” would generally occur upon the execution of an agreement, approval by our board of directors, or public announcement for us to enter into a transaction that would be a change of control if such transaction is subsequently consummated. This benefit is only available if the change of control occurs.

Agreements with Messrs. Chadwick, DeCesare and Watzinger (the “Tier 2 Executives”)

Our agreements with each Tier 2 Executive contain substantially the same terms and conditions as our agreement with Mr. DeWalt as described above. However, our agreements with each Tier 2 Executive provide different payments and benefits from those of Mr. DeWalt as described below:

Termination Other than During a Change of Control Period

•	A lump-sum payment (less all applicable tax withholding amounts) equal to 12 months of the Tier 2 Executive’s annual base salary, plus a pro rata fraction of 100% of their annual base salary, with the pro rata fraction determined as the number of days in the year to the date of termination divided by 365; and

•	A payment equal to 12 months of the cost of continuation coverage of medical benefits under COBRA, if the Tier 2 Executive was covered under our health plan.

Termination During a Change of Control Period

•	A lump-sum payment (less all applicable tax withholding amounts) equal to 12 months of the Tier 2 Executive’s annual base salary as in effect immediately prior to the change of control or the termination (whichever is greater), plus the amount equal to 100% of their annual base salary;

•	A payment for COBRA as described above; and

•	Full acceleration of vesting of all of the Tier 2 Executive’s then outstanding equity awards.

Apart from the various payments and benefits described directly above, the payments and benefits provided to a Tier 2 Executive upon a termination of employment for other than “cause” or a resignation for “good reason” are generally the same as those provided to Mr. DeWalt, including the provision for payments and benefits upon a potential change of control and the treatment of performance-based equity upon a change of control.

Agreements with Mr. Gebhart

Our agreements with Mr. Gebhart contain substantially the same terms and conditions as our agreement with Mr. DeWalt as described above with regard to severance payments and benefits payable in connection with certain terminations of employment following a change of control. However, our agreements with Mr. Gebhart do not provide any payments or benefits in connection with any termination of employment that occurs other than during a Change of Control Period. In addition, with respect to the payments and benefits payable in connection with certain terminations of employment occurring during a Change of Control Period, our agreements with Mr. Gebhart provide different payments and benefits from those for Mr. DeWalt as described below.

Termination During a Change of Control Period

•	A lump-sum payment (less all applicable tax withholding amounts) equal to 12 months of Mr. Gebhart’s annual base salary as in effect immediately prior to the change of control or the termination of employment (whichever is greater), plus the amount equal to 100% of his annual base salary for the fiscal year of the change of control or the termination of employment (whichever is greater);

•	A payment for COBRA as described above; and

•	Full acceleration of vesting of all of Mr. Gebhart’s then outstanding equity awards.

Apart from the various payments and benefits described directly above, the payments and benefits provided to Mr. Gebhart upon a termination of employment for other than “cause” or a resignation for “good reason” during a Change of Control Period are generally the same as those provided to Mr. DeWalt, including the provision for payments and benefits upon a potential change of control and the treatment of performance-based equity upon a change of control.

The table below reflects the value as defined by Internal Revenue Code section 280G of the compensation payable to each of our current named executive officers in the event we terminate such executive officer’s employment for other than “cause” or the officer resigns for “good reason”, in each case based upon whether the termination occurs within 18 months following a “change of control” of McAfee (the “Change of Control Period”). Regardless of the manner in which an executive officer’s employment terminates, he is entitled to receive amounts already earned during his term of employment, such as base salary earned through the date of termination and accrued vacation pay. The amounts shown assume that each termination of employment was effective as of December 31, 2010, and thus includes amounts earned through the end of 2010. The value of stock-related compensation assumes that the value of our common stock is $46.31 per share, which was the closing market price of our common stock on the last trading day of 2010. The value of continuing coverage under our welfare and fringe benefits plans reflects our actual cost for those benefits as of December 31, 2010. All of these amounts are estimates. The actual amounts that would be paid out to our named executive officers upon their termination of employment can only be determined at the time the named executive officer’s employment actually terminates.

	Resignation for Good Reason		Resignation for Good Reason
	or Termination Other		or Termination Other
	than for Cause —		than for Cause —
	During		Other Than During
	the Change of Control Period		the Change of Control Period

David G. DeWalt
Base salary and cash bonus	$921,635	(1)	$1,995,000
Equity	10,997,230		—
Healthcare and other insurance benefits	36,000		36,000
Tax gross ups	N/A	(2)	N/A	(2)
Jonathan C. Chadwick
Base salary and cash bonus	1,200,000		1,200,000
Equity	5,581,674		—
Healthcare and other insurance benefits	18,000		18,000
Tax gross ups	N/A	(2)	N/A	(2)
Michael P. DeCesare
Base salary and cash bonus	971,276	(3)	1,200,000
Equity	3,471,471		—
Healthcare and other insurance benefits	18,000		18,000
Tax gross ups	N/A	(2)	N/A	(2)
Todd W. Gebhart
Base salary and cash bonus	700,000		—
Equity	1,586,599		—
Healthcare and other insurance benefits	18,000		—
Tax gross ups	N/A	(2)	N/A	(2)
Gerhard Watzinger
Base salary and cash bonus	762,977	(4)	800,000
Equity	2,363,223		—
Healthcare and other insurance benefits	18,000		18,000
Tax gross ups	N/A	(2)	N/A	(2)

(1)	We do not provide for a gross-up of excise taxes on parachute payments paid upon a change in control as determined in accordance with Internal Revenue Code sections 280G and 4999. Each executive officer is subject to a provision that provides that he will receive an amount that would produce the best after-tax result. This provision operates to reduce the executive officer’s parachute payment based on their 280G threshold if the executive officer would receive more on an after-tax basis due to the cut back. Otherwise, the executive officer is not cut back and the executive officer will be responsible for any excise tax. Due to the best after-tax provision in Mr. DeWalt’s agreement, his severance payment would have been reduced by $3,078,365 so that he would not be subject to excise taxes under Internal Revenue Code section 280G.

(2)	We do not provide our named executive officers with a gross-up of excise taxes on parachute payments in any situation. In certain situations, the named executive officers’ severance payments and benefits could be reduced in order to avoid the imposition of any excise taxes determined in accordance with Internal Revenue Code sections 280G and 4999.

(3)	We do not provide for a gross-up of excise taxes on parachute payments paid upon a change in control as determined in accordance with Internal Revenue Code sections 280G and 4999. Each executive officer is subject to a provision that provides that he will receive an amount that would produce the best after-tax result. This provision operates to reduce the executive officer’s parachute payment based on their 280G threshold if the executive officer would receive more on an after-tax basis due to the cut back. Otherwise, the executive officer is not cut back and the executive officer will be responsible for any excise tax. Due to the best after-tax provision in Mr. DeCesare’s agreement, his severance payment would have been reduced by $228,724 so that he would not be subject to excise taxes under Internal Revenue Code section 280G.

(4)	We do not provide for a gross-up of excise taxes on parachute payments paid upon a change in control as determined in accordance with Internal Revenue Code sections 280G and 4999. Each executive officer is subject to a provision that provides that he will receive an amount that would produce the best after-tax result. This provision operates to reduce the executive officer’s parachute payment based on their 280G threshold if the executive officer would receive more on an after-tax basis due to the cut back. Otherwise, the executive officer is not cut back and the executive officer will be responsible for any excise tax. Due to the best after-tax provision in Mr. Watzinger’s agreement, his severance payment would have been reduced by $37,023 so that he would not be subject to excise taxes under Internal Revenue Code section 280G.

Employment Agreements and Retention Letters with Intel

In connection with the pending acquisition of McAfee by Intel, each of our named executive officers entered into employment agreements and/or retention letters with Intel and us.

Agreements with Messrs. DeWalt and Chadwick

Each of Mr. DeWalt and Mr. Chadwick entered into new employment agreements with Intel and us. Effective immediately prior to the closing of the acquisition of McAfee by Intel, the employment agreements will replace the existing offer letter agreements of Messrs. DeWalt and Chadwick and, in exchange for their waiving their rights to terminate their employment in connection with the acquisition as a result of any change in their duties, authority, reporting relationship or responsibilities and receive substantial benefits under their current change of control and retention agreements described above (the “Change of Control Agreements”), provide for the following material compensation terms with us, as a wholly owned subsidiary of Intel, following the closing of the acquisition:

•	Their Change of Control Agreements with us will continue to be in full force and effect as of and following the acquisition (until such agreements expire in accordance with their terms), except that they have each agreed that the newly contemplated duties, authority, reporting relationship and responsibilities that they will have with us, as a subsidiary of Intel following the acquisition, will not form the basis for a resignation for “good reason” during a Change of Control Period entitling them to substantial benefits under the Change of Control Agreements. In addition, Messrs. DeWalt and Chadwick have agreed that, except with respect to their stock options, PSUs and RSUs that were granted prior to August 18, 2010, and are assumed by Intel pursuant to the merger agreement, no stock options, PSUs, RSUs or other equity incentive awards granted to them by Intel or McAfee will be subject to the accelerated vesting provisions of the Change of Control Agreements.

•	An annualized base salary of $950,000 for Mr. DeWalt and an annualized base salary of $600,000 for Mr. Chadwick.

•	Eligibility for a target annual bonus of up to $1,050,000 for Mr. DeWalt and of up to $600,000 for Mr. Chadwick.

•	If, at the effective time of the merger, either Mr. DeWalt or Mr. Chadwick holds any outstanding McAfee equity awards that were granted prior to August 18, 2010, the vesting schedule for such outstanding equity awards, to the extent not already vested, will be accelerated by the lesser of (i) a period of one year or (ii) the period of time or number of shares set forth in a schedule to be provided in writing by the executive to Intel within 30 days following August 18, 2010. To the extent that an award (or portion thereof) is scheduled to vest within the time period determined in accordance with the preceding sentence, that award (or portion thereof) will become immediately vested and, to the extent applicable, exercisable at the effective time of the merger.

•	They will be eligible to receive time-based retention payments, provided that they are not terminated for “cause” or resign from their employment for any reason prior to each relevant retention date. Mr. DeWalt is eligible to receive a first retention payment of $2,000,000 (less all applicable tax withholding amounts) within 30 days of the first anniversary of the closing date of the acquisition and a second retention payment of $2,000,000 (less all applicable tax withholding amounts) within 30 days of the second anniversary of the closing date of the acquisition. Mr. Chadwick is eligible to receive a first retention payment of $300,000 (less all applicable tax withholding amounts) within 30 days of July 31, 2012, and a second retention payment of $300,000 (less all applicable tax withholding amounts) within 30 days of July 31, 2013. If Messr. DeWalt or Chadwick is terminated without “cause” prior to either of the retention dates, he will be entitled to receive any unpaid portion of the retention payments, subject to his timely execution and non-revocation of a release of claims, and such payments will generally be made within seven days after the effective date of the release (unless a later payment date is required by the employment agreement).

•	They will be eligible to receive performance-based incentive payments, provided that the performance metrics are met and they are not terminated for “cause” or resign from their employment for any reason prior to each relevant performance date. Mr. DeWalt is potentially eligible to receive a first performance incentive payment of up to $2,000,000 (less all applicable tax withholding amounts) if all performance metrics for the 2011 calendar year are achieved and a second performance incentive payment of up to $2,000,000 (less all applicable tax withholding amounts) if all performance metrics for the 2012 calendar year are achieved. Mr. Chadwick is potentially eligible to receive a first performance incentive payment of up to $450,000 (less all applicable tax withholding amounts) if all performance metrics are achieved for the 2011 calendar year and a second performance incentive payment of up to $450,000 (less all applicable tax withholding amounts) if all performance metrics for the 2012 calendar year are achieved. The performance incentive payments payable for 2011 and 2012 will be paid within 60 days following December 31, 2011, and December 31, 2012, respectively. If Messr. DeWalt or Chadwick is terminated without cause prior to December 31, 2011, he will be entitled to receive a pro-rated amount of the first performance incentive payment (determined based on the extent to which the performance metrics are achieved and the number of days that have elapsed since January 1, 2011), subject to his timely execution and non-revocation of a release of claims. If Messr. DeWalt or Chadwick is terminated without “cause” after January 1, 2012, but prior to December 31, 2012, he will be entitled to receive a pro-rated amount of the second performance incentive payment (determined based on the extent to which the performance metrics are achieved and the number of days that have elapsed since January 1, 2012), subject to his timely execution and non-revocation of a release of claims. Payment of any pro-rated performance incentive payments will be made within seven days after the effective date of the release (unless a later payment date is required by the employment agreement).

Under their employment agreements, Messrs. DeWalt and Chadwick will be employed on an “at-will” basis following the acquisition. However, if either of them terminates his employment during the Change of Control Period under the circumstances described in the Change of Control Agreement (as modified by their employment agreements with Intel and us), he will be entitled to the severance benefits pursuant to the terms and conditions set forth in the Change of Control Agreement.

Agreements with Messrs. DeCesare, Gebhart and Watzinger

In addition, each of our other named executive officers (Messrs. DeCesare, Gebhart and Watzinger) entered into retention letters with Intel and us. The retention letters provide for the following terms and conditions following the closing of the acquisition:

•	Their Change of Control Agreements will continue to be in full force and effect as of and following the acquisition until such agreements expire in accordance with their terms except that Messrs. DeCesare and Watzinger have agreed that any change in duties, authority, reporting relationship or responsibilities that is solely attributable to the change in our status from that of an independent reporting company to that of a subsidiary of Intel will not form the basis for a resignation for “good reason” during the Change of Control Period and that such duties, authority, reporting relationship and responsibilities will be substantially the same as their duties, authority, reporting relationship and responsibilities in effect immediately prior to the closing of the acquisition.

•	They have agreed that, except with respect to their stock options, PSUs and RSUs that were granted prior to August 18, 2010, and are assumed by Intel pursuant to the merger agreement, no stock options, PSUs, RSUs or other equity incentive awards granted to them by Intel or us will be subject to the accelerated vesting provisions of their Change of Control Agreements.

•	They have agreed and acknowledged that their Change of Control Agreements permanently superseded all other prior representations, understandings, undertakings or agreements, including specifically any severance payment provisions of any offer letter or similar arrangement, and that following the expiration of their Change of Control Agreements, they will be eligible for severance benefits only in accordance with our then established plans.

•	They will be eligible to receive time-based retention payments, provided that they are not otherwise terminated for “cause” or resign from their employment for any reason prior to each relevant retention date. They will be eligible to receive the first retention payment within 30 days following July 31, 2012, and the second retention payment within 30 days following July 31, 2013. If they are terminated without “cause” prior to a retention payment date, they will be entitled to receive a pro-rated portion of the next scheduled retention payment, subject to their timely execution and non-revocation of a release of claims. Payment of the pro-rated retention payment will generally be made within seven days after the effective date of the release (unless a later payment date is required by the named executive officer’s Change of Control Agreement).

•	They will be eligible to receive performance-based incentive payments, provided that the performance metrics for the applicable calendar year are met and they are not terminated for “cause” or resign from their employment for any reason prior to each relevant performance date. They will be potentially eligible to receive the first performance incentive payment within 60 days following December 31, 2011, and the second performance incentive payment within 60 days following December 31, 2012. If they are terminated without “cause” prior to a performance incentive payment date, they will be entitled to receive a pro-rated portion of the next scheduled performance incentive payment (determined based on the extent to which the performance metrics are achieved and the number of days that have elapsed since January 1 of the performance period applicable to such performance incentive payment), subject to their timely execution and non-revocation of a release of claims. Payment of any pro-rated performance incentive payments will be made within seven days after the effective date of the release (unless a later payment date is required by the retention letter or the named executive officer’s Change of Control Agreement).

The table below illustrates the potential retention and performance-based incentive payments for Messrs. DeCesare, Gebhart and Watzinger (which payments are subject to all applicable withholding requirements).

			Maximum* First	Maximum* Second
		Second	Performance-	Performance-
	First Retention	Retention	Based Incentive	Based Incentive
	Payment Date	Payment Date	Payment Date	Payment Date
	(July 31, 2012)	(July 31, 2013)	(December 31, 2011)	(December 31, 2012)

Michael P. DeCesare	$300,000	$300,000	$450,000	$450,000
Todd W. Gebhart	$175,000	$175,000	$262,500	$262,500
Gerhard Watzinger	$200,000	$200,000	$300,000	$300,000

*	Assumes all performance metrics are achieved.

DIRECTOR COMPENSATION

We believe that the compensation for our non-employee directors should be a mix of cash and equity to reward these individuals for their service in fulfilling their oversight responsibilities. We do not provide Mr. DeWalt, our lone employee-director, with any additional compensation for his board service. The appropriate level and form of compensation for our non-employee directors is reviewed periodically as appropriate. The governance and nominations committee seeks input from its external compensation consultant on a range of external market factors, including appropriate peer companies for assessing our competitive market position, market data, and best practices for non-employee director compensation arrangements. Our board of directors reviews the committee’s recommendations and then determines the amount of non-employee director compensation. Non-employee director fees for 2010 were as follows:

•	$55,000 annual retainer for each board member, payable in quarterly installments;

•	If our board of directors holds more than 12 meetings during the year, then $1,500 for each additional board meeting attended in person and $1,000 for each additional telephonic board meeting;

•	an additional $100,000, payable in quarterly installments, to the chairman of the board;

•	an additional $22,500 annual retainer, payable in quarterly installments, to each audit committee member;

•	an additional $22,500 annual retainer, payable in quarterly installments, to the chairman of the audit committee;

•	an additional $15,000 annual retainer, payable in quarterly installments, to each compensation committee member;

•	an additional $15,000 annual retainer, payable in quarterly installments, to the chairman of the compensation committee;

•	an additional $7,500 annual retainer, payable in quarterly installments, to each governance and nominations committee member;

•	an additional $7,500 annual retainer, payable in quarterly installments, to the chairman of the governance and nominations committee;

•	an additional $7,500 annual retainer, payable in quarterly installments, to each classified matters committee member;

•	an additional $7,500 annual retainer, payable in quarterly installments, to the chairman of the classified matters committee (currently no chairman);

•	reimbursement of expenses of attending board and committee meetings; and

•	medical insurance benefits for directors and their families.

Under our 2010 Director Equity Plan, each non-employee director is automatically granted upon joining our board an initial award consisting of (a) stock options having an aggregate Black-Scholes value of $200,000 on the grant date, and (b) stock units covering a number of shares having an aggregate fair market value of $200,000 on the grant date. In each year after this initial award. each non-employee director receives an annual award on the date of our annual meeting of stockholders consisting of (a) stock options having an aggregate Black-Scholes value of $100,000 on the grant date, and (b) stock units covering a number of shares having an aggregate fair market value of $100,000 on the grant date. All options are granted with an exercise price equal to the closing market price of our common stock on the date of grant. The fair value of an option is determined using the Black-Scholes option pricing model under ASC 718.

Stock options granted as part of the initial award vest as to 1/12 of the shares subject to the option each quarter over three years. Stock units granted as part of the initial award vest as to 1/3 of the shares on the earlier of (x) the anniversary of the date of grant, or (y) the date of the next annual meeting of stockholders at which a general election of directors is held, and as to 1/12 of the shares each quarter thereafter. Stock options granted as part of the annual award vest in their entirety upon the earlier of (x) the first anniversary of the date of grant, or (y) the date of the next annual meeting of stockholders at which a general election of directors is held. Stock units granted as part of the annual award vest in their entirety upon the earlier of (x) the anniversary of the date of grant, or (y) the date of the next annual meeting of stockholders at which a general election of directors is held. The vesting of all options and stock units is also subject to continuous service by the holder as a director on the vesting date. All options and stock units become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock, including the pending acquisition of McAfee by Intel.

The following table shows the compensation earned during 2010 by our non-employee directors in 2010.

		Stock		All Other
Name	Fees Earned	Awards	Option Awards(2)	Compensation(3)	Total

Carl Bass	$63,550	$100,005	$99,996	$—	$263,551
Thomas E. Darcy	112,000	100,005	99,996	—	312,001
Leslie G. Denend	91,000	100,005	99,996	12,524	303,525
Jeffrey A. Miller	75,000	100,005	99,996	17,556	292,557
Lorrie M. Norrington	58,000	53,710(1)	53,695(1)	—	165,405
Denis J. O’Leary	74,000	100,005	99,996	—	274,001
Robert W. Pangia	82,000	100,005	99,996	17,556	299,557
Charles J. Robel	206,000	100,005	99,996	12,527	418,528
Anthony Zingale	80,000	100,005	99,996	23,214	303,215

(1)	Ms. Norrington received a prorated annual award on the date of our 2010 annual meeting of stockholders because she received her initial equity award in December 2009 when she joined our board of directors.

(2)	The amounts reported do not reflect the actual economic value realized by the non-employee director. The fair value of an option grant is determined under ASC 718 using a Black-Scholes option pricing model. This column reflects the grant date fair values which have been determined based on assumptions described in Note 14 to our consolidated financial statements included in this annual report.

(3)	The amounts reported in the All Other Compensation column consist of the annual cost of health insurance premiums.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table shows as of the record date, the number of shares of our common stock owned by (i) our chief executive officer, (ii) each of our current named executive officers, (iii) each of our directors, and (iv) each stockholder known by us as of December 31, 2010 to be the beneficial owner of more than 5% of our outstanding common stock.

Name and
Address of	Number of			Percent of
Beneficial	Shares		Right to	Outstanding
Owners	Owned(1)		Acquire(3)	Shares(4)

David G. DeWalt(5)	22,950		735,229	*
Carl Bass	638		46,536	*
Thomas E. Darcy	638		46,536	*
Leslie G. Denend	2,309		—	*
Jeffrey A. Miller	100		—
Lorrie M. Norrington	422		2,412	*
Denis J. O’Leary	5,000		—	*
Robert W. Pangia	59		—	*
Charles J. Robel	—		—	*
Anthony Zingale	—		—	*
Jonathan C. Chadwick	—		30,012	*
Michael P. DeCesare	54,848	(2)	130,766	*
Todd W. Gebhart	10,463		29,135	*
Gerhard Watzinger	63,115		132,391	*
T. Rowe Price Associates, Inc.(6) 100 E. Pratt Street, Baltimore, Maryland 21202	8,683,932		—	5.6%
Paulson & Co. Inc.(7) 1251 Avenue of the Americas, New York, New York 10020	8,000,000		—	5.1%
BlackRock, Inc.(8) 40 East 52nd Street, New York, New York 10022	7,926,502		—	5.1%
All executive officers and directors as a group (16 persons)	160,542		1,203,636	*

*	Less than 1%.

(1)	Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. The SEC rules for determining beneficial ownership are very complex. Generally, however, shares owned directly by a stockholder, plus those controlled by the stockholder (e.g., owned by members of the stockholder’s immediate families), are considered beneficially owned. Ownership excludes shares that may be acquired through stock option exercises. Unless otherwise indicated, the address of each beneficial owner is c/o McAfee, Inc., 2821 Mission College Blvd., Santa Clara, California 95054. To our knowledge, each person has sole voting and investment power over the shares owned unless otherwise noted.

(2)	The amount reported includes Mr. DeCesare’s 16,666 PSUs vested on December 31, 2010 based on a certification by the compensation committee that the performance criteria for the 2010 performance period had been satisfied. On February 8, 2011, we issued 10,492 of these shares to Mr. DeCesare and withheld 6,174 shares to fulfill withholding tax obligations.

(3)	Consists of options that are currently exercisable or will become exercisable within 60 days of December 31, 2010 and stock awards that are scheduled to vest within 60 days of December 31, 2010. The amounts reported do not include any options that vest in connection with the closing of the pending acquisition of McAfee by Intel.

(4)	Based upon 155,680,067 shares outstanding as of the record date.

(5)	Shares are beneficially owned by Mr. DeWalt on an indirect basis via the DeWalt Family Trust.

(6)	According to the amended Schedule 13G filed on February 11, 2011 by T. Rowe Price Associates, Inc. (“Price Associates”). These securities are owned by various individual institutional investors, which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that is, in fact, the beneficial owner of such securities.

(7)	According to the Schedule 13G filed on February 15, 2011 by Paulson & Co. Inc. (“Paulson”). Paulson is the beneficial holder of and has sole dispositive power over 8,000,000 shares of our common stock and has sole voting power over 8,000,000 shares.

(8)	According to the Schedule 13G filed on February 7, 2011 by BlackRock, Inc. (“BlackRock”). BlackRock is the beneficial holder of and has sole dispositive power over 7,926,502 shares of our common stock and has sole voting power over 7,926,502 shares.

Equity Compensation Plans

The number of securities to be issued upon exercise of all outstanding options and rights (including unvested stock units), the weighted average per share exercise price of such options, and the number of shares remaining available for issuance under all of our equity compensation plans as of December 31, 2010 are reflected in the following table.

Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options	Outstanding	Securities Reflected
Plan Category	and Rights	Options(1)	in First Column)

Plans approved by stockholders	10,906,746	$35.38	16,719,635
Plans not approved by stockholders	241,652	16.13	—

(1)	The weighted average exercise price is calculated based solely on the outstanding options.

In connection with the compensation committee’s approval of the 2010 Equity Incentive Plan, the committee irrevocably agreed to make no further grants of equity awards out of any existing stock compensation plans other than the 2010 Equity Incentive Plan (and automatic grants under our director equity plan).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our code of business conduct and ethics requires that all employees and directors refer matters that may constitute related party transactions to the appropriate member of management for an assessment of whether a conflict exists. Pursuant to its written charter the audit committee reviews on an ongoing basis, discusses with management and the independent auditor, and approves or ratifies any transactions or courses of dealing with related persons (e.g., including significant stockholders, directors, executive officers or their immediate family members) that (i) are significant in size, (ii) involve terms or other aspects that differ from those that would likely be negotiated with independent parties, or (iii) are otherwise required to be approved or ratified by the audit committee in accordance with our related person transaction policy, including any safeguards or additional procedures to be applied in such circumstances. The audit committee has not adopted any specific written procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented.

We entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent with us, and otherwise to the fullest extent permitted under Delaware law and our bylaws. The maximum amount of potential future indemnification is unknown; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

Mr. DeWalt is a member of the board of directors of Polycom, Inc. In the ordinary course of business we entered into agreements with Polycom, pursuant to which Polycom paid us a total of approximately $120,000 in 2010. In the ordinary course of business we entered into agreements with a third party that purchased and installed Polycom equipment in certain of our facilities. During 2010 we paid this third party a total of approximately $1.3 million, a substantial portion of which was utilized to purchase Polycom equipment.

Our board of directors has determined that each of its members, other than Mr. DeWalt, is “independent” as defined under the New York Stock Exchange corporate governance standards, and has no material relationship with us. Mr. Robel serves as chairman of our board of directors and has been designated as our “lead” independent director for presiding over executive sessions of our board of directors without management. Each of the members of the audit committee of our board of directors (Messrs. Darcy, Pangia and Robel) has been designated by our board as an audit committee “financial expert” (as defined under the SEC rules implementing Section 404 of The Sarbanes-Oxley Act of 2002).

Ms. Norrington served as President of eBay Marketplaces until September 2010. In the ordinary course of business we entered into agreements with eBay, Inc. and its subsidiary PayPal, Inc. prior to the time she joined our board. During 2010, we paid PayPal a total of approximately $392,000 and eBay less than $1,000. Mr. Zingale is the chief executive officer of Jive Software, Inc. In the ordinary course of business we entered into agreements with Jive Software, pursuant to which we paid Jive Software a total of approximately $321,000 in 2010. Based upon the quantitative and qualitative characteristics of these arrangements, we do not believe that either Ms. Norrington or Mr. Zingale has a material relationship with us.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) served as our principal independent accountant for the years ended December 31, 2010 and 2009. Amounts presented below relate to services for the years ended December 31, 2010 and 2009 without regard to the timing of the actual payment for the services.

Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	Other Fees(4)

2010	$3,442,000	$3,000	$431,000	$47,000
2009	4,760,000	7,000	569,000	2,000

(1)	Amounts shown represent audit fees billed to us by Deloitte for the audit of our consolidated financial statements included in our annual report on Form 10-K and the audit of our internal control over financial reporting, review of the quarterly reports on Form 10-Q, statutory audits for foreign entities and securities filings.

(2)	Amounts shown represent audit-related fees billed to us by Deloitte for assurance services and services related to our audits and reviews of our consolidated financial statements that are not considered audit fees. These fees included amounts paid for Deloitte’s review of our Form S-8s.

(3)	Amounts shown represent fees billed to us by Deloitte for tax-related services, including compliance, planning and tax advice.

(4)	Amounts shown in 2010 represent fees billed to us by Deloitte for information technology internal control rationalization services and online accounting research tool subscriptions. Amounts shown in 2009 represent fees billed to us by Deloitte for online accounting research tool subscriptions.

Our audit committee charter includes a requirement that the audit committee of our board of directors pre-approve the services provided by our independent public accountants, including both audit and non-audit services. The pre-approval of non-audit services performed by our independent public accountants includes making a determination that the provision of the services is compatible with maintaining the independence of our independent accountants. All of the services performed by Deloitte described above under the captions “Audit-Related Fees,” “Tax Fees” and “Other Fees” were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2010, 2009, and 2008 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McAfee, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

San Jose, California
February 25, 2011

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$738,419	$677,137
Short-term marketable securities	360,099	215,894
Accounts receivable, net	348,254	294,315
Deferred income taxes	334,934	312,080
Prepaid expenses and deferred costs of revenue	271,571	228,102
Other current assets	21,290	35,789

Total current assets	2,074,567	1,763,317
Long-term marketable securities	85,011	57,137
Property and equipment, net	167,194	133,016
Deferred income taxes	274,835	292,657
Intangible assets, net	190,948	292,583
Goodwill	1,305,813	1,284,574
Other assets	133,984	139,902

Total assets	$4,232,352	$3,963,186

LIABILITIES
Current liabilities:
Accounts payable	$71,349	$55,104
Accrued compensation and benefits	110,592	108,332
Other accrued liabilities	232,531	203,967
Deferred revenue	1,147,649	1,068,682

Total current liabilities	1,562,121	1,436,085
Deferred revenue, less current portion	388,617	338,791
Accrued taxes and other long-term liabilities	57,517	70,772

Total liabilities	2,008,255	1,845,648

Commitments and contingencies (Notes 9, 10 and 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2010 and 2009	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 193,173,308 shares at December 31, 2010 and 186,700,719 shares at December 31, 2009
Outstanding: 155,680,067 shares at December 31, 2010 and 158,286,352 shares at December 31, 2009	1,932	1,868
Treasury stock, at cost: 37,493,241 shares at December 31, 2010 and 28,414,367 shares at December 31, 2009	(1,173,645)	(845,118)
Additional paid-in capital	2,507,457	2,251,916
Accumulated other comprehensive loss	(7,922)	(3,291)
Retained earnings	896,275	712,163

Total stockholders’ equity	2,224,097	2,117,538

Total liabilities and stockholders’ equity	$4,232,352	$3,963,186

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net revenue:
Service, support and subscription	$1,839,437	$1,739,081	$1,467,092
Product	225,370	188,251	132,973

Total net revenue	2,064,807	1,927,332	1,600,065

Cost of net revenue:
Service, support and subscription	358,542	308,222	254,083
Product	118,264	100,204	72,634
Amortization of purchased technology	80,742	77,961	56,811

Total cost of net revenue	557,548	486,387	383,528

Operating costs:
Research and development	346,083	324,368	252,020
Sales and marketing	656,646	642,026	536,944
General and administrative	203,682	197,696	193,784
Amortization of intangibles	29,743	40,718	26,470
Restructuring charges (benefits)	41,683	13,830	(1,752)
In-process research and development	—	—	19,500

Total operating costs	1,277,837	1,218,638	1,026,966

Income from operations	229,422	222,307	189,571
Interest and other income, net	68	2,202	45,687
Impairment of marketable securities	—	(710)	(18,533)
Gain on sale of investments, net	150	424	5,481

Income before provision for income taxes	229,640	224,223	222,206
Provision for income taxes	45,528	50,803	49,997

Net income	$184,112	$173,420	$172,209

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	$754	$3,187	$(215)
Foreign currency translation (loss) gain	(5,385)	14,973	(51,275)

Comprehensive income	$179,481	$191,580	$120,719

Net income per share — basic	$1.19	$1.11	$1.10

Net income per share — diluted	$1.17	$1.09	$1.08

Shares used in per share calculation — basic	154,936	156,144	156,205

Shares used in per share calculation — diluted	157,385	158,988	159,406

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
	(In thousands)

Balances, January 1, 2008	160,545	$1,732	12,603	$(303,270)	$1,810,290	$32,498	$364,075	$1,905,325
Issuance of common stock under our employee stock benefit plans	7,986	80	—	—	127,238	—	—	127,318
Repurchase of common stock	(14,974)	—	14,974	(516,591)	—	—	—	(516,591)
Forfeiture of restricted stock awards	(22)	—	22	—	—	—	—	—
Stock-based compensation	—	—	—	—	76,662	—	—	76,662
Reclassification of fair value charge as liability for tender offer	—	—	—	—	(1,223)	—	—	(1,223)
Fair value of options assumed in prior year acquisition	—	—	—	—	(1,672)	—	—	(1,672)
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(984)	—	—	(984)
Fair value of RSAs and RSUs assumed in acquisition	—	—	—	—	2,211	—	—	2,211
Tax benefits from stock-based awards	—	—	—	—	23,729	—	—	23,729
Exercise of stock options — reclassification from liability to equity awards	—	—	—	—	16,994	—	—	16,994
Foreign currency translation	—	—	—	—	—	(51,275)	—	(51,275)
Net increase in unrealized losses on marketable securities, net	—	—	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	172,209	172,209

Balances, December 31, 2008	153,535	1,812	27,599	(819,861)	2,053,245	(18,992)	536,284	1,752,488
Issuance of common stock under our employee stock benefit plans	5,566	56	—	—	90,230	—	—	90,286
Repurchase of common stock	(780)	—	780	(25,257)	—	—	—	(25,257)
Forfeiture of restricted stock awards	(35)	—	35	—	—	—	—	—
Stock-based compensation	—	—	—	—	103,036	—	—	103,036
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(493)	—	—	(493)
Fair value of options assumed in acquisition	—	—	—	—	123	—	—	123
Tax benefits from stock-based awards	—	—	—	—	5,775	—	—	5,775
Foreign currency translation	—	—	—	—	—	14,973	—	14,973
Net increase in unrealized gains on marketable securities, net	—	—	—	—	—	3,187	—	3,187
Cumulative effect adjustment for non-credit component of other-than-temporary impairment	—	—	—	—	—	(2,459)	2,459	—
Net income	—	—	—	—	—	—	173,420	173,420

Balances, December 31, 2009	158,286	1,868	28,414	(845,118)	2,251,916	(3,291)	712,163	2,117,538
Issuance of common stock under our employee stock benefit plans	6,473	64	—	—	125,183	—	—	125,247
Repurchase of common stock	(9,062)	—	9,062	(328,527)	—	—	—	(328,527)
Forfeiture of restricted stock awards	(17)	—	17	—	—	—	—	—
Stock-based compensation	—	—	—	—	119,481	—	—	119,481
Cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(289)	—	—	(289)
Tax benefits from stock-based awards	—	—	—	—	11,166	—	—	11,166
Foreign currency translation	—	—	—	—	—	(5,385)	—	(5,385)
Net increase in unrealized gains on marketable securities, net	—	—	—	—	—	754	—	754
Net income	—	—	—	—	—	—	184,112	184,112

Balances, December 31, 2010	155,680	$1,932	37,493	$(1,173,645)	$2,507,457	$(7,922)	$896,275	$2,224,097

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$184,112	$173,420	$172,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,357	172,280	123,894
Stock-based compensation expense	119,481	103,036	76,662
Excess tax benefit from stock-based awards	(14,458)	(10,215)	(17,693)
Deferred income taxes	10,286	11,900	(10,724)
Non-cash restructuring	24,381	1,861	(7,471)
Impairment of marketable securities	—	710	18,533
Acquired in-process research and development	—	—	19,500
Decrease in fair value of options accounted for as liabilities	—	—	(5,483)
Other non-cash items	8,628	6,185	(3,688)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(63,668)	33,216	(68,208)
Prepaid expenses, deferred costs of revenue and other assets	(39,061)	(98,608)	(77,300)
Accounts payable	15,560	11,212	(7,775)
Accrued compensation and benefits and other liabilities	22,111	(10,370)	(33,493)
Deferred revenue	155,911	101,757	129,359

Net cash provided by operating activities	594,640	496,384	308,322

Cash flows from investing activities:
Purchase of marketable securities	(654,313)	(448,117)	(252,031)
Proceeds from sales of marketable securities	161,432	50,623	587,587
Proceeds from maturities of marketable securities	322,498	239,323	466,101
Purchase of property and equipment	(86,905)	(60,535)	(48,747)
Acquisitions, net of cash acquired	(51,869)	(171,618)	(550,648)
Escrow releases and other investing activities	10,403	2,492	(2,036)

Net cash (used in) provided by investing activities	(298,754)	(387,832)	200,226

Cash flows from financing activities:
Proceeds from issuance of common stock under our employee stock benefit plans	125,442	90,105	129,990
Excess tax benefits from stock-based awards	14,458	10,215	17,693
Repurchase of common stock	(328,527)	(25,257)	(516,591)
Payment of accrued purchase price and contingent consideration	(23,856)	(4,949)	—
Bank borrowings	—	100,000	—
Repayment of bank borrowings	—	(100,000)	—
Other financing activities	(3,157)	—	(3,054)

Net cash (used in) provided by financing activities	(215,640)	70,114	(371,962)

Effect of exchange rate fluctuations on cash	(18,964)	15,169	(47,442)

Net increase in cash and cash equivalents	61,282	193,835	89,144
Cash and cash equivalents at beginning of period	677,137	483,302	394,158

Cash and cash equivalents at end of period	$738,419	$677,137	$483,302

Non cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net	$754	$3,187	$(215)
Fair value of assets acquired in business combinations and asset acquisitions, excluding cash acquired	$59,202	$260,678	$758,836
Liabilities assumed in business combinations	$6,662	$55,813	$226,328
Fair value of earn-out liabilities and accrued purchase price	$298	$33,732	$1,268
Accrual for purchase of property, equipment and leasehold improvements	$22,795	$10,788	$2,953
Exercise of stock options — reclassification from liability to equity awards	$—	$—	$16,994
Issuance of common stock under stock option plans	$(195)	$181	$(2,672)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,896	$38,468	$60,494
Cash received from income tax refunds	$4,173	$8,435	$5,072
Interest expense paid	$—	$2,391	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

On August 18, 2010, we entered into a definitive agreement under which Intel Corporation (“Intel”) will acquire all of our common stock, through a merger, for $48 per share in cash and we will become a wholly owned subsidiary of Intel. The definitive agreement related to the acquisition was approved and adopted by our stockholders on November 2, 2010. The definitive agreement related to the acquisition provides that the acquisition is subject to regulatory approvals and other customary closing conditions. On December 20, 2010, we received notification from the United States Federal Trade Commission that the waiting period had expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed acquisition. On January 26, 2011, the European Commission announced that it had granted conditional antitrust clearance of the proposed acquisition. We anticipate that the acquisition will close in the first quarter of 2011.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell a significant amount of our products through intermediaries such as distributors, resellers and others. Our top ten distributors represented 30% to 45% of net sales during 2010, 2009 and 2008.

A significant portion of our net revenue and net income is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by distributors or partners could adversely affect operating results.

We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be collected. At December 31, 2010 and 2009, our allowance for doubtful accounts was $5.9 million and $6.5 million, respectively.

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

Restricted Cash

Current restricted cash of $7.6 million at December 31, 2009 is included in the “other current assets” line item on the consolidated balance sheets. At December 31, 2009, we had $7.6 million placed in an escrow account pursuant to Secure Computing Corporation’s (“Secure”) divestiture of a product line in September 2008. This escrow was released in 2010.

Non-current restricted cash of $0.6 million at December 31, 2010 and $2.1 million at December 31, 2009 is included in the “other assets” line item on the consolidated balance sheets. Non-current restricted cash at both December 31, 2010 and December 31, 2009 includes $0.6 million of cash collateral related to leases in the United States and India. Non-current restricted cash at December 31, 2009 included restricted cash deposited at one of our lenders. The $1.5 million deposit was released in 2010 when we amended our credit facility (see note 11).

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For debt securities in an unrealized loss position which are deemed to be other-than-temporary where neither of the criteria in the paragraph above are present, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss. The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss component is the residual amount of the other-than-temporary impairment. Prior to the new accounting guidance, in all cases, if an impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value.

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

Deferred Costs of Revenue and Prepaid Expenses

Deferred costs of revenue consist primarily of costs related to revenue-sharing and royalty arrangements and the direct cost of materials that are associated with product revenue and revenue from licenses under subscription arrangements. These costs are deferred over a service period, including arrangements that are deferred due to lack of VSOE of fair value on an undelivered element. Deferred costs are classified as current or non-current consistent with the associated deferred revenue. We recognize deferred costs ratably as revenue is recognized. Our short-term deferred costs of revenue are in the “prepaid expenses and deferred costs of revenue” line item and our long-term deferred costs of revenue are in the “other assets” line item on our consolidated balance sheets. At December 31, 2010 and 2009, deferred costs of revenue are as follows (in thousands):

	December 31,
	2010	2009

Short-term deferred costs of revenue	$100,990	$89,618
Long-term deferred costs of revenue	18,836	17,739

Total deferred costs of revenue	$119,826	$107,357

Prepaid expenses consist primarily of revenue sharing costs that have been paid in advance of the anticipated customer renewal transactions, royalty costs paid in advance of revenue transactions, prepaid commissions, prepaid

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance, prepaid rent, prepaid marketing and prepaid taxes. Our short-term prepaid expenses are in the “prepaid expenses and deferred costs of revenue” line item and our long-term prepaid expenses are in the “other assets” line item on our consolidated balance sheets. The current and non-current classification of advance payments related to revenue sharing and royalties is based upon estimates of the anticipated timing of future transactions that give rise to revenue sharing or royalty obligations. These estimates rely on forecasted future revenues which are subject to adjustment as forecasts are revised. At December 31, 2010 and 2009, prepaid expenses associated with revenue-sharing and royalty arrangements are as follows (in thousands):

	December 31,
	2010	2009

Short-term prepaid expenses	$94,939	$71,388
Long-term prepaid expenses	77,212	93,069

Total prepaid expenses	$172,151	$164,457

Inventory

Inventory, which consists primarily of finished goods held at our warehouse and other fulfillment partner locations and finished goods sold to our channel partners but not yet sold through to the end user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances, net of write downs for excess and obsolete inventory, are included in the “other current assets” line item on our consolidated balance sheets and were $7.1 million at December 31, 2010 and $11.4 million at December 31, 2009.

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

Internal Use Software

Software development costs, including costs incurred to purchase third-party software, are capitalized when we have determined certain factors are present, including factors that indicate technology exists to achieve the performance requirements, the decision has been made to develop internally versus buy and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and capitalized costs are amortized over their estimated useful life of three

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to five years using the straight-line method. When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows.

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

We will record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangibles and long-lived assets may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In 2010, we expensed $2.6 million to research and development related to a previously acquired intangible asset. No impairment has been recognized in our statements of income and comprehensive income for 2009 and 2008.

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

Foreign Currency Translation

The assets and liabilities of subsidiaries that are denominated in functional currencies other than the U.S. Dollar are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss (gain).

Occasionally, a subsidiary enters into transactions that are denominated in currencies other than its functional currency. In these cases, the assets and liabilities and revenue and expenses related to the transactions are translated into the functional currency and any resulting gains or losses are recorded in the consolidated statements of income and comprehensive income. During 2010 and 2009, we recorded net foreign currency transaction losses of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.1 million and $2.4 million, respectively. In 2008, we recorded a net foreign currency transaction gain of $6.4 million.

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

Our revenue, which is presented net of sales taxes, is derived primarily from two sources: (i) service, support and subscription revenue, which includes maintenance, training and consulting revenue and revenue from product licenses under subscription arrangements, and (ii) product revenue, which includes hardware and perpetual software license revenue.

We apply software revenue recognition guidance to all transactions except those where no software is involved or software is incidental. Revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, and collectability is reasonably assured. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the guidance for product revenue recognition.

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

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is recognized as services are performed or if required, upon customer acceptance. When customer acceptance is required, we defer the direct costs of the subscription software licensing and professional services arrangements, and amortize those costs over the same period as the related revenue is recognized. These costs are identified as cost of service, support and subscription revenue on the consolidated statements of income and comprehensive income.

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the VSOE of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. We determine VSOE of fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers or upon substantive renewal rates stated in a contract. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services, support and subscription revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates and arrangements where VSOE does not exist.

We also identify the direct and incremental costs associated with product revenues that have been deferred due to lack of VSOE on fair value on an undelivered element. These costs are primarily hardware platform and other hardware component costs. We defer these costs at the time of delivery and recognize them as cost of service,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support and subscription revenue on the consolidated statements of income and comprehensive income over the service period.

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

Advertising Costs

Advertising costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising expenses were $15.2 million, $13.2 million and $16.6 million for 2010, 2009 and 2008, respectively.

Stock-based Compensation Expense

We record compensation expense for stock-based awards issued to employees and outside directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Stock-based compensation expense is recognized over the required service or performance period of the awards. Our stock-based awards include stock options (“options”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), restricted stock units with performance-based vesting (“PSUs”) and employee stock purchase rights issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The estimated fair value underlying our calculation of stock-based compensation expense for options and ESPP grants is based on the Black-Scholes pricing model. See Note 14 for additional information.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition that will become effective for us beginning January 1, 2011. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe that when we adopt this new guidance our consolidated financial statements will be impacted and we are currently assessing the magnitude of the impact.

3.	Business Combinations

2010 Acquisitions

In 2010, we acquired 100% of the outstanding shares of TD Security, Inc. d/b/a Trust Digital, Inc. (“Trust Digital”) for $32.5 million, tenCube Pte. Ltd. (“tenCube”) for $10.6 million and InternetSafety.com, Inc. (“InternetSafety.com”) for $10.7 million.

The preliminary allocations of the purchase prices for Trust Digital, tenCube and InternetSafety.com were based upon estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain deferred tax assets and liabilities for tenCube and InternetSafety.com.

Our purchase price allocation, as adjusted for subsequent purchase price adjustments, is as follows (in thousands):

				Total
				2010
	Trust Digital	tenCube	InternetSafety.com	Acquisitions

Technology	$2,900	$3,200	$4,200	$10,300
In-process technology	2,300	—	—	2,300
Other intangibles	400	1,100	700	2,200
Goodwill	16,922	5,833	7,674	30,429
Deferred tax assets	12,301	—	1,162	13,463
Cash	30	585	684	1,299
Other assets	210	89	211	510

Total assets acquired	35,063	10,807	14,631	60,501

Accounts payable and accrued liabilities	218	72	88	378
Deferred revenue	184	131	1,923	2,238
Deferred tax liabilities	2,161	—	1,885	4,046

Total liabilities assumed	2,563	203	3,896	6,662

Net assets acquired	$32,500	$10,604	$10,735	$53,839

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets, using a discount rate reflective of the risk of the respective cash flows, which is a level 3 measurement. Goodwill for Trust Digital, tenCube and InternetSafety.com, which is not deductible for tax purposes, resulted primarily from our expectation that we will expand our endpoint offerings to our customers to include a wide range of mobile operating systems and consumer offerings. We intend to incorporate Trust Digital’s technologies into our endpoint protection capabilities, integrating it with our McAfee ePolicy Orchestrator console. We intend to incorporate tenCube and InternetSafety.com’s technologies into our consumer product portfolio.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates. The financial impact of these results is not material to our consolidated statements of income and comprehensive income. In connection with the 2010 acquisitions, we recognized $1.5 million of acquisition related costs that were expensed in the current period and are included in general and administrative expenses in our consolidated statements of income and comprehensive income for the year ended December 31, 2010.

2009 Acquisitions

In 2009, we acquired 100% of the outstanding shares of Endeavor Security, Inc. (“Endeavor”), Solidcore Systems, Inc. (“Solidcore”) and MX Logic, Inc. (“MX Logic”). These acquisitions were accounted for under the revised guidance on business combinations. The purchase price for these acquisitions consisted of the following (in thousands):

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

The MX Logic purchase agreement provides for earn-out payments up to $30.0 million contingent upon the achievement of certain MX Logic revenue targets. The fair value of the contingent consideration arrangement at acquisition of $24.6 million was accrued as part of the purchase price. Since the acquisition date, the range of outcomes and the assumptions used to develop the estimates of the accrual have not changed significantly, and the amount accrued in the financial statements has increased by $3.9 million primarily due to an increase in the net present value of the liability due to the passage of time. One of the revenue targets was achieved in the first quarter of 2010, which resulted in the payment of $15.0 million of contingent consideration during 2010.

The Solidcore purchase agreement provides for earn-out payments up to $14.0 million contingent upon the achievement of certain Solidcore financial and product delivery targets. The fair value of the contingent consideration arrangement at acquisition of $8.4 million was accrued as part of the purchase price. Since the acquisition date, the amount accrued in the financial statements has increased by $2.6 million due to an increase in the net present value of the liability due to the passage of time and changes in the probability of achievement used to develop the estimates of the remaining accrual. One of the product development and integration milestones was

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieved in the fourth quarter of 2009, and another product development milestone and one of the financial target milestones was achieved in the third quarter of 2010, which resulted in the payment of $8.0 million of contingent consideration in 2010.

Our purchase price allocations for Solidcore and MX Logic, as adjusted for subsequent purchase price adjustments, are as follows (in thousands):

			Total
			2009
	Solidcore	MX Logic	Acquisitions

Technology	$14,100	$39,200	$53,300
Customer contracts and related relationships	600	34,500	35,100
Other intangibles	2,100	800	2,900
Goodwill	16,696	96,133	112,829
Deferred tax assets	22,106	22,485	44,591
Cash	892	320	1,212
Other assets	1,273	6,036	7,309

Total assets acquired	57,767	199,474	257,241

Accounts payable and accrued liabilities	1,973	2,215	4,188
Deferred revenue	2,435	1,817	4,252
Deferred tax liabilities	12,825	32,354	45,179

Total liabilities assumed	17,233	36,386	53,619

Net assets acquired	$40,534	$163,088	$203,622

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach for intangible assets and earn-out liabilities, using a discount rate reflective of the risk of the respective cash flows, and the cost approach for certain tangible assets,. Goodwill for Solidcore resulted primarily from our expectation that we will now be able to provide our customers with an end-to-end compliance solution that includes whitelisting and application trust technology, antivirus, antispyware, host intrusion prevention, policy auditing and firewall technologies. We incorporated Solidcore’s technologies into our vulnerability and risk management business, integrating it with our McAfee ePolicy Orchestrator in 2009. The goodwill for Solidcore is not deductible for tax purposes. Goodwill for MX Logic resulted primarily from our expectation that we will be able to deliver a comprehensive cloud-based security portfolio to our customers. The goodwill for MX Logic is not deductible for tax purposes.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates. The financial impact of these results is not material to our consolidated statements of income and comprehensive income. In connection with the MX Logic acquisition, we recognized $1.0 million of acquisition related costs that were included in general and administrative expenses in our consolidated statements of income and comprehensive income for the year ended December 31, 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Acquisitions

In 2008, we acquired 100% of the outstanding shares of ScanAlert, Inc. (“ScanAlert”), Reconnex Corporation (“Reconnex”) and Secure. The purchase price for these acquisitions consisted of the following (in thousands):

				Total
				2008
	ScanAlert	Reconnex	Secure	Acquisitions

Acquisition date	January 2008	August 2008	November 2008
Cash paid to shareholders and employees, including escrow deposits	$48,480	$40,318	$484,497	$573,295
Payment in 2007 to third party for use of patent	4,500	—	—	4,500
Payment to third party for outstanding debt	—	4,460	—	4,460
Direct acquisition costs	660	1,782	4,003	6,445
Purchase price recorded as a liability	1,268	—	—	1,268
Fair value of assumed RSAs and RSUs	—	—	2,211	2,211
Reduction in our historical net liabilities to Secure due to acquisition	—	—	(611)	(611)

Total purchase price	$54,908	$46,560	$490,100	$591,568

The ScanAlert purchase agreement provided for two earn-out payments totaling $29.5 million contingent upon the achievement of certain ScanAlert financial targets during the three-year period subsequent to the close of the acquisition. No payments were made for earn-outs provided in the ScanAlert purchase agreement.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of ScanAlert, Reconnex and Secure, as adjusted for subsequent purchase price adjustments (in thousands):

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

Our management determined the purchase price allocations for these acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. Goodwill for ScanAlert resulted primarily from our expectation that we will be able to provide ScanAlert’s service offerings to our customers and enhance our existing products with those of ScanAlert. Goodwill for Reconnex resulted primarily from our expectation that we will be able to provide our customers with automated, centrally managed and adaptive data protection. We incorporated Reconnex’s technologies into our data protection business, integrating it with our McAfee ePolicy Orchestrator in 2009. Goodwill for Secure resulted primarily from our expectation that we will deliver a more complete network security portfolio covering intrusion prevention, firewall, web security, email security and data protection, and network access control to organizations of all sizes. The goodwill recorded for ScanAlert is deductible for tax purposes, and the goodwill recorded for Reconnex and Secure is not deductible for tax purposes.

For the ScanAlert acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 1.0 to 6.0 years or a weighted-average period of 5.5 years. For the Reconnex acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 4.0 to 6.0 years or a weighted-average period of 4.4 years. For the Secure acquisition, the intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 7.0 years or a weighted-average period of 4.1 years. The Secure customer-related intangible assets are being amortized using an accelerated method, which would reduce the weighted-average period.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Secure acquisition, we assumed 0.6 million outstanding RSAs and RSUs. We did not assume any stock-based awards as part of the ScanAlert and Reconnex acquisitions.

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

For the Secure acquisition, we accrued $6.1 million for facilities planned to be vacated through the third quarter of 2009. The accrual will be fully utilized by 2015, the end of the original lease terms. Accretion on this accrual is being recognized as restructuring expense. See Note 8.

In October 2008, Secure acquired 100% of the outstanding shares of Securify, Inc. (“Securify”). Secure paid $8.5 million upon the close of the acquisition, with an additional $10.0 million to be paid in 2009 and 2010. We paid $5.0 million in July 2009 and the remaining amount in February 2010. The $10.0 million in future consideration was reflected in the Secure purchase price allocation at its net present value. The Securify purchase agreement provided for an earn-out payment of up to $5.0 million based on the achievement of certain Securify financial targets in 2009. The targets were not met and no amounts were paid pursuant to the earn-out.

The results of operations for these acquisitions have been included in our results of operations since their respective acquisition dates.

Pro Forma Effect of Acquisitions

Pro forma results of operations have not been presented for Trust Digital, tenCube, InternetSafety.com, Endeavor, MX Logic or ScanAlert because the effect of these acquisitions was not material to our results of operations. The following unaudited pro forma financial information presents our combined results with Solidcore as if the acquisition had occurred at the beginning of 2009 and our combined results with Solidcore, Secure and Reconnex as if the acquisitions had occurred at the beginning of 2008 (in thousands, except per share data):

	Year Ended December 31,
	2009	2008

Pro forma net revenue	$1,928,992	$1,798,523

Pro forma net income	$168,418	$83,080

Pro forma net income per share — basic	$1.08	$0.53

Pro forma net income per share — diluted	$1.06	$0.52

Shares used in per share calculation — basic	156,144	156,205
Shares used in per share calculation — diluted	158,988	159,406

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired, adjustments to interest income, adjustments for incremental stock-based compensation expense related to the unearned portion of Secure’s RSAs and RSUs assumed and converted, eliminations of intercompany transactions and related tax effects. The pro forma financial information excludes the effects of the SafeWord product line sold by Secure in 2008, the effects of the in-process research and development charge for Secure that was expensed immediately upon acquisition and the effects of the goodwill impairment charge recorded by Secure in 2008. No effect has been given to cost reductions or synergies in this presentation. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results that would have occurred had the acquisitions been consummated at the beginning of 2010, 2009 or 2008, nor are they indicative of future operations of the combined companies.

4.	Financial Instruments

Cash and Cash Equivalents

The following table summarizes the components of the cash and cash equivalents balance (in thousands):

	December 31,
	2010	2009

Cash and money market funds, at cost which approximates fair value	$454,968	$524,505
Certificates of deposit and time deposits	231,025	142,394
United States treasury and agency securities	14,575	—
Foreign government securities	—	5,000
Corporate debt securities	37,851	5,238

Total cash and cash equivalents	$738,419	$677,137

Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	December 31, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury securities	$115,661	$14	$(31)	$115,644
United States agency securities	127,676	10	(21)	127,665
Foreign government securities	17,334	—	(24)	17,310
Certificates of deposit and time deposits	61,250	—	—	61,250
Corporate debt securities	109,628	782	(11)	110,399
Mortgage-backed securities	5,790	1,906	(40)	7,656
Asset-backed securities	4,699	874	(387)	5,186

	$442,038	$3,586	$(514)	$445,110

	December 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value

United States treasury securities	$19,217	$1	$(31)	$19,187
United States agency securities	76,093	207	(212)	76,088
Foreign government securities	26,882	4	(58)	26,828
Certificates of deposit and time deposits	39,212	—	—	39,212
Corporate debt securities	91,636	618	(46)	92,208
Mortgage-backed securities	9,153	783	(560)	9,376
Asset-backed securities	9,017	1,991	(876)	10,132

	$271,210	$3,604	$(1,783)	$273,031

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses

United States treasury securities	$62,940	$(31)	$—	$—	$62,940	$(31)
United States agency securities	27,266	(21)	—	—	27,266	(21)
Foreign government securities	17,310	(24)	—	—	17,310	(24)
Corporate debt securities	22,880	(11)	—	—	22,880	(11)
Mortgage-backed securities	—	—	1,709	(40)	1,709	(40)
Asset-backed securities	—	—	2,308	(387)	2,308	(387)

	$130,396	$(87)	$4,017	$(427)	$134,413	$(514)

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses	Value	Losses

United States treasury securities	$12,079	$(31)	$—	$—	$12,079	$(31)
United States agency securities	8,573	(5)	2,565	(207)	11,138	(212)
Foreign government securities	14,865	(58)	—	—	14,865	(58)
Corporate debt securities	28,635	(46)	—	—	28,635	(46)
Mortgage-backed securities	—	—	5,449	(560)	5,449	(560)
Asset-backed securities	1,719	(2)	2,192	(874)	3,911	(876)

	$65,871	$(142)	$10,206	$(1,641)	$76,077	$(1,783)

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

Prior to April 1, 2009, any “other-than-temporary decline” in value was reported in earnings and a new cost basis for the marketable security was established. We had no impairment of marketable securities in 2010. In 2009 and 2008, we recorded an impairment of marketable securities totaling $0.7 million and $18.5 million, respectively. Of the $18.5 million impairment in 2008, $12.2 million related to corporate bonds, asset-backed securities and mortgage-backed securities that suffered declines in fair value, $5.0 million related to a single corporate bond that had a significant decline in fair value due to the issuer’s bankruptcy and $1.3 million related to impairment recorded because we no longer had the intent and ability to hold these securities for a period of time sufficient for the fair values to recover due to our funding of our acquisition of Secure, which was a one-time event. If we have an impairment in future periods, the credit loss component of the impairment will be recognized in earnings and the non-credit loss component will be recognized in accumulated other comprehensive loss.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize gains (losses) upon the sale of investments using the specific identification cost method. The following table summarizes the gross realized gains (losses) for the periods indicated and does not include other-than-temporary impairments (in thousands):

	Years Ended December 31,
	2010	2009	2008

Realized gains	$290	$447	$6,738
Realized losses	(140)	(23)	(1,257)

Net realized gain	$150	$424	$5,481

Derivative Financial Instruments

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time, we enter into foreign exchange contracts to reduce exposures associated with monetary assets and liabilities that are not denominated in the functional currency, such as accounts receivable and accounts payable denominated in Euro, British Pound, and Japanese Yen. The foreign exchange contracts typically range from one to three months in original maturity. We recognize these derivatives, which are included in the “other current assets” and “other accrued liabilities” line items on the consolidated balance sheets, at fair value. On the consolidated statements of cash flows, the derivatives offset the increase or decrease in cash related to the underlying asset or liability. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into foreign exchange contracts for trading or speculative purposes.

The foreign exchange contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the “interest and other income” line item on our consolidated statements of income and comprehensive income.

The fair value of our foreign exchange contracts outstanding are presented below (in thousands):

	December 31, 2010			December 31, 2009
	Notional U.S.			Notional U.S.
	Dollar	Asset	Liability	Dollar	Asset	Liability
	Equivalent	Fair Value	Fair Value	Equivalent	Fair Value	Fair Value

Foreign exchange contracts	$153,876	$936	$(682)	$55,587	$181	$(193)

During 2010 and 2009, we recorded a $7.0 million and $2.3 million net realized loss, respectively, on derivatives. During 2008, we recorded a $2.0 million net realized gain on derivatives. These amounts are recognized in the “interest and other income” line item on our consolidated statements of income and comprehensive income along with the remeasurement of the assets and liabilities.

5.	Fair Value Measurements

The carrying amounts of our financial instruments including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Level 1 classification is applied to any financial instrument that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price. Our Level 1 measurements relate primarily to United States treasury and agency securities and foreign exchange contracts. Level 2 classification is applied to financial instruments that have evaluated prices received from fixed income vendors with data inputs that are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security. Our Level 2 measurements relate primarily to certificates of deposit and corporate debt securities. Level 3 classification is applied to fair value measurements when fair values are derived from significant unobservable inputs. Our Level 3 measurements relate to our contingent purchase consideration

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. In the year ended December 31, 2010, we did not have any transfers amongst Level 1, Level 2 and Level 3.

The following table presents the types of fair value measurements for our marketable debt securities, foreign exchange contracts and contingent purchase consideration liabilities as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$293,141	$11,048	$282,093	$—
United States treasury securities(2)	115,644	31,337	84,307	—
United States agency securities(2)	127,665	127,665	—	—
Foreign government securities(2)	17,310	17,310	—	—
Certificates of deposit and time deposits(2)	61,250	—	61,250	—
Corporate debt securities(2)	110,399	—	110,399	—
Mortgage-backed securities(2)	7,656	—	7,656	—
Asset-backed securities(2)	5,186	—	5,186	—
Foreign exchange derivative assets(3)	936	936	—	—

Total assets measured at fair value	$739,187	$188,296	$550,891	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$682	$682	$—	$—
Contingent purchase consideration liabilities(5)	16,500	—	—	16,500

Total liabilities measured at fair value	$17,182	$682	$—	$16,500

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Cash equivalents(1)	$152,632	$—	$152,632	$—
United States treasury securities(2)	19,187	7,015	12,171	—
United States agency securities(2)	76,088	72,524	3,565	—
Foreign government securities(2)	26,828	5,094	21,734	—
Certificates of deposit and time deposits(2)	39,212	—	39,212	—
Corporate debt securities(2)	92,208	—	92,208	—
Mortgage-backed securities(2)	9,376	—	9,376	—
Asset-backed securities(2)	10,132	—	10,132	—
Foreign exchange derivative assets(3)	181	181	—	—

Total assets measured at fair value	$425,844	$84,814	$341,030	$—

Liabilities:
Foreign exchange derivative liabilities(4)	$193	$193	$—	$—
Contingent purchase consideration liabilities(5)	36,061	—	—	36,061

Total liabilities measured at fair value	$36,254	$193	$—	$36,061

(1)	Includes certificates of deposit, corporate debt securities, commercial paper and United States agency securities that have maturities less than 90 days on the date of purchase. Balance is included in cash and cash equivalents on our consolidated balance sheets.

(2)	Included in short-term or long-term marketable securities on our consolidated balance sheets.

(3)	Included in other current assets on our consolidated balance sheets.

(4)	Included in other accrued liabilities on our consolidated balance sheets.

(5)	Included in other accrued liabilities and in accrued taxes and other long-term liabilities on our consolidated balance sheets. See Note 3 for further discussion.

Market values were determined for each individual security in the investment portfolio. For marketable securities and foreign exchange contracts reported at fair value, quoted market prices or pricing services that utilize observable market data inputs are used to estimate fair value. We utilize pricing service quotes to determine the fair value of our securities for which there are not active markets for the identical security. The primary input for the pricing service quotes are recent trades in the same or similar securities, with appropriate adjustments for yield curves, prepayment speeds, default rates and subordination level for the security being measured. Similar securities are selected based on the similarity of the underlying collateral and level of subordination for asset-backed and collateralized mortgage securities, and similarity of the issuer, including credit ratings, for corporate debt securities. We corroborate the prices obtained from the pricing service against other independent sources and, as of December 31, 2010, have not found it necessary to make any adjustments to the prices obtained. Our corporate debt securities, with the exception of one impaired security with a fair value of $1.3 million that has no rating, are high quality, investment-grade securities with a minimum credit rating of A.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the foreign exchange derivatives do not reflect any adjustment for nonperformance risk as the contract terms are three months or less and the counterparties have high credit ratings.

The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair value is determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life of the instruments for changes in risks and probabilities.

6.	Consolidated Balance Sheet Detail

	December 31,
	2010	2009
	(In thousands)

Property and equipment:
Building	$23,781	$23,007
Furniture and fixtures	33,509	29,095
Computers, equipment and software	348,320	310,070
Leasehold improvements	52,049	43,514
Construction in progress	8,904	3,097

	466,563	408,783
Accumulated depreciation	(306,286)	(282,684)

	160,277	126,099
Land	6,917	6,917

Total property and equipment, net	$167,194	$133,016

Depreciation expense for 2010, 2009 and 2008 was $60.9 million, $53.6 million and $40.6 million, respectively.

	December 31,
	2010	2009
	(In thousands)

Other accrued liabilities:
Accrued legal and professional fees	$49,145	$46,678
Accrued marketing	67,900	46,391
Accrued income taxes	11,745	17,214
Other accrued expenses	103,741	93,684

	$232,531	$203,967

	December 31,
	2010	2009
	(In thousands)

Accrued taxes and other long-term liabilities:
Accrued income taxes, long-term	$37,959	$41,277
Other	19,558	29,495

	$57,517	$70,772

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term liabilities represent accruals for which we believe related payments will occur after December 31, 2011.

7.	Goodwill and Other Intangible Assets

Goodwill by geographic region is as follows (in thousands):

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2009	Acquired	Adjustments	Exchange	2009	Acquired	Adjustments	Exchange	2010

North America	$807,040	$108,186	$(3,466)	$1,198	$912,958	$26,762	$(1,423)	$(143)	$938,154
EMEA	253,748	652	(1,428)	3,235	256,207	991	(522)	(7,637)	249,039
Japan	35,607	6,141	(170)	—	41,578	614	(169)	—	42,023
APAC	52,414	140	(251)	—	52,303	2,062	(45)	405	54,725
Latin America	20,807	71	(80)	730	21,528	—	(28)	372	21,872

Total	$1,169,616	$115,190	$(5,395)	$5,163	$1,284,574	$30,429	$(2,187)	$(7,003)	$1,305,813

Goodwill acquired during 2010 was a result of the Trust Digital, tenCube and InternetSafety.com acquisitions and during 2009 as a result of the Endeavor, Solidcore and MX Logic acquisitions (see Note 3). The adjustments to goodwill are primarily a result of an escrow recovery payment related to the SafeBoot acquisition and our final purchase accounting tax adjustments for the Solidcore acquisition. At December 31, 2010 and 2009, we had no accumulated goodwill impairment losses.

The components of intangible assets are as follows (in thousands):

	December 31, 2010				December 31, 2009
			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.2 years	$450,382	$(331,796)	$118,586	$444,732	$(255,148)	$189,584
Trademarks and patents	5.1 years	43,039	(39,253)	3,786	43,206	(37,604)	5,602
Customer base and other intangibles	5.8 years	218,251	(149,675)	68,576	218,967	(121,570)	97,397

		$711,672	$(520,724)	$190,948	$706,905	$(414,322)	$292,583

The aggregate amortization expenses for the intangible assets listed above totaled $110.5 million, $118.7 million and $83.3 million for 2010, 2009 and 2008, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In thousands)

Gross intangible assets, beginning of year	$706,905	$610,479
Add: Purchased technologies (amortized over five years)	12,600	55,700
Add: Trademarks and patents (amortized over one to two years)	—	600
Add: Customer base and other intangibles (amortized over two to seven years)	2,200	38,000
Add: Change in value due to foreign exchange	(7,451)	5,181

	714,254	709,960
Dispositions	(2,582)	(3,055)

Gross intangible assets, end of year	$711,672	$706,905

The additions in 2010 are a result of the Trust Digital, tenCube and InternetSafety.com acquisitions. The additions in 2009 are a result of the Endeavor, Solidcore, and MX Logic acquisitions. The dispositions in 2010 are primarily related to purchased technology from the MX Logic acquisition expensed to research and development. The dispositions in 2009 are primarily related to the write-off of fully amortized non-compete agreements.

Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2011	$88,103
2012	50,375
2013	24,861
2014	16,393
2015	7,598
Thereafter	3,618

$190,948

8.	Restructuring

We have initiated certain restructuring actions to reduce our cost structure and enable us to invest in certain strategic growth initiatives to enhance our competitive position.

During 2010 (the “2010 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) disposed of excess facilities and (ii) realigned our staffing across various departments.

Restructuring charges in 2010 totaled $41.7 million, consisting of $27.5 million related to nine facilities that were vacated in 2010 including our previous Santa Clara headquarters, $14.0 million related to the elimination of certain positions and $0.2 million primarily related to accretion on facilities vacated in previous years.

During 2009 (the “2009 Restructuring”), we continued our efforts to consolidate and took the following measures: (i) realigned our sales and marketing workforce and staffing across various departments, (ii) disposed of excess facilities and (iii) eliminated redundant positions related to acquisitions.

Restructuring charges in 2009 totaled $13.8 million, consisting of $13.0 million related to 2009 Restructuring, $2.8 million net additional accrual over the service period for our 2008 elimination of certain positions at Secure, $0.3 million of accretion on 2008 facility restructurings, partially offset by a $2.4 million restructuring benefit related to our re-occupying previously vacated space in our Santa Clara facility and terminating sublease agreements for that facility that we previously restructured in 2003 and 2004.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 (the “2008 Restructuring”), we took the following measures: (i) eliminated redundant positions related to the SafeBoot and Secure acquisitions, (ii) realigned our sales force and (iii) realigned staffing across various departments.

Restructuring benefit in 2008 totaled $1.8 million, consisting of a $6.6 million charge related to 2008 Restructuring, offset by an $8.4 million benefit, net of accretion, related primarily to changes in previous estimates of base rent and sublease income for the Santa Clara lease, which was restructured in 2003 and 2004.

Restructuring accruals are included in the “other accrued liabilities” and “accrued taxes and other long-term liabilities” line items on the consolidated balance sheets.

2010 Restructuring

Activity and liability balances related to our 2010 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2010	$—	$—	$—
Restructuring accrual	26,932	14,878	41,810
Adjustment to liability	(990)	(914)	(1,904)
Accretion	316	—	316
Cash payments	(6,659)	(10,875)	(17,534)
Effects of foreign currency exchange	(159)	63	(96)

Balance, December 31, 2010	$19,440	$3,152	$22,592

Of the total $27.5 million 2010 restructuring charge for facilities, $25.3 million and $2.2 million was recorded in North America and EMEA, respectively. Approximately $1.2 million of the facilities restructuring charge was related to fully depreciating the assets associated with our terminated leases, net of deferred rent on those leases. These amounts were not included in our restructuring accrual. Lease termination costs will be paid through 2018.

Of the total $14.0 million 2010 restructuring charge for severance and other benefits, $8.2 million, $4.9 million, $0.7 million, $0.1 million and $0.1 million was recorded in North America, EMEA, APAC, Japan and Latin America, respectively. Severance and other benefits are expected to be paid in 2011.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Restructuring

Activity and liability balances related to our 2009 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2009	$—	$—	$—
Restructuring accrual	1,523	11,227	12,750
Adjustment to liability	144	80	224
Accretion	15	—	15
Cash payments	(512)	(9,326)	(9,838)
Effects of foreign currency exchange	—	(45)	(45)

Balance, December 31, 2009	1,170	1,936	3,106
Restructuring accrual	—	226	226
Adjustment to liability	224	(301)	(77)
Accretion	28	—	28
Cash payments	(626)	(1,827)	(2,453)
Effects of foreign currency exchange	—	(13)	(13)

Balance, December 31, 2010	$796	$21	$817

Lease termination costs are expected to be paid through 2014 and severance and other benefits are expected to be paid in 2011.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Restructuring

Activity and liability balances related to our 2008 Restructuring are as follows (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2008	$—	$—	$—
Restructuring accrual	6,142	6,621	12,763
Adjustment to liability	—	(25)	(25)
Accretion	29	—	29
Cash payments	—	(5,419)	(5,419)
Effects of foreign currency exchange	—	(2)	(2)

Balance, December 31, 2008	6,171	1,175	7,346
Restructuring accrual	—	2,961	2,961
Adjustment to liability	357	(156)	201
Accretion	251	—	251
Cash payments	(3,106)	(3,940)	(7,046)
Effects of foreign currency exchange	189	(7)	182

Balance, December 31, 2009	3,862	33	3,895
Adjustment to liability	(90)	7	(83)
Accretion	130	—	130
Cash payments	(1,439)	(40)	(1,479)
Effects of foreign currency exchange	(98)	—	(98)

Balance, December 31, 2010	$2,365	$—	$2,365

Lease termination costs will be paid through 2015.

9.	Commitments

Leases

We lease most of our operating facilities under non-cancelable operating leases, which expire at various times ranging from 2011 through 2030. Our operating leases for facilities typically include renewal periods, which are at our option, and annual contractual escalations in lease payments. Several of our significant leases are subject to rent increases to market rates based on periodic rent reviews. A description of our significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	September 2020	2-year renewal
Former Corporate Headquarters, Santa Clara, California	March 2013	10-year renewal
St. Paul, Minnesota	May 2018	Two 5-year renewals
Slough, England	December 2017	None
Cork, Ireland	January 2030	None

In addition, we have leased certain office equipment with various lease expiration dates through 2014.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental receipts under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

	Lease	Sublease
	Payments	Receipts

2011	$28,475	$(1,024)
2012	25,466	(1,477)
2013	18,092	(1,132)
2014	14,926	(958)
2015	12,735	(958)
Thereafter	39,177	(80)

Total	$138,871	$(5,629)

Rent expense for 2010, 2009 and 2008 was $34.5 million, $35.6 million and $25.8 million, respectively. Sublease rental income under non-cancelable subleases was not significant for any period presented.

Other

Minimum contractual commitments for telecom contracts and software licensing agreements having an initial or remaining non-cancelable term in excess of one year, as well as royalty and distribution agreements and purchase obligations are as follows for the years ended December 31 (in thousands):

Purchase
Obligations
and Other
Commitments

2011	$103,455
2012	54,508
2013	8,720
2014	8,105
2015	826

Total	$175,614

Some of our commitments have variable components associated with the obligation, which are not included in the minimum contractual commitments above. These variable components are usually based on incremental sales of our product offerings by the partners exceeding certain minimum requirements.

10.	Warranty Accrual and Guarantees

We offer a warranty of 90 days on our hardware products and a warranty period from 30 to 60 days on our software products. We record a liability for the estimated future costs associated with warranty claims, which is

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation for the years ended December 31 are as follows (in thousands):

	December 31,
	2010	2009	2008

Warranty balance, beginning of year	$1,306	$1,110	$489
Additional accruals	4,323	3,519	4,236
Costs incurred during the period	(4,275)	(3,323)	(3,615)

Warranty balance, end of year	$1,354	$1,306	$1,110

The following is a summary of certain guarantee and indemnification agreements as of December 31, 2010:

•	Under the indemnification provision of our software license and services agreements with our customers, we agree that in the event the software or services sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer against any loss, expense, or liability from any damages that may be awarded against our customer. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of certain agreements with our resellers, distributors, strategic channel partners and strategic alliance partners, we have agreed that in the event the software or service provided to the customer by the reseller, distributor, strategic channel partner or strategic alliance partner on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third- party, we will indemnify our reseller, distributor, strategic channel partner or strategic alliance partner against any loss, expense, or liability from any damages. We have not incurred any significant expense or recorded any liability associated with this indemnification. The estimated fair value of these indemnification clauses is minimal.

•	Under the indemnification provision of our agreements to sell Magic in January 2004, Sniffer in July 2004, and McAfee Labs assets in December 2004, we agreed to indemnify the purchasers for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. Subject to limited exceptions, the maximum liability under these indemnifications is $10.0 million, $200.0 million and $1.5 million, respectively. Subject to limited exceptions, the representations and warranties made in these agreements have expired. We have not paid any amounts, incurred any significant expense or recorded any accruals under these indemnifications. The estimated fair value of these indemnification clauses is minimal.

•	We indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Our maximum potential liability under these indemnification agreements is not limited; however, we have director and officer insurance coverage that we believe will enable us to recover a portion or all of any future amounts paid.

•	Under the indemnification provision of the agreement entered into by Secure in July 2008 to sell its SafeWord assets, we are obligated to indemnify the purchaser for breach of any representation or warranty as well as for any liabilities related to the assets prior to sale incurred by the purchaser that were not expressly assumed in the purchase. In August 2010, we agreed upon the terms of a settlement of claims made by the purchaser under the indemnification provisions of the agreement including the release of those claims against McAfee. In consideration of the settlement and release of those claims, a portion of the escrowed funds from the sales proceeds were released to the purchaser and the remainder of escrowed funds were released to us. There are no other claims outstanding at this time.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under the merger agreement we entered into with Intel, we are obligated to pay to Intel a termination fee of $230.0 million if the merger agreement is terminated in connection with an acquisition proposal, our change of recommendation or a material breach of our obligations under the non-solicitation and board recommendation provisions of the merger agreement. We do not expect to incur an obligation to pay the termination fee.

•	Under the terms of our engagement letter with Morgan Stanley related to the pending acquisition by Intel, we agreed to indemnify Morgan Stanley and certain of its affiliates against certain liabilities and expenses, including certain liabilities under the federal securities laws, relating to or arising out of Morgan Stanley’s engagement. The estimated fair value of this indemnification clause is minimal.

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

In January 2009, we borrowed $100.0 million against the term loan in the Credit Facility. The loan bore interest at our election of an adjusted LIBOR rate plus a 2.0% margin. The principal together with accrued interest were paid in December 2009. Our interest rate at the point of payment was 2.2%. Under the 2010 amendment to the Credit Facility, loans bear interest at our election at the prime rate (a “prime rate loan”) or at an adjusted LIBOR rate plus a margin (ranging from 2.5% to 3.0%) that varies with our consolidated leverage ratio (a “eurocurrency loan”). Interest on the loans is payable quarterly in arrears with respect to prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of eurocurrency loans. No balances were outstanding under the Credit Facility during 2010.

The credit facility, which is subject to certain quarterly financial covenants, terminates on December 22, 2012, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to reimbursement of certain costs in the case of eurocurrency loans. We have elected to terminate the Credit Facility upon closing of our acquisition by Intel. At December 31, 2010 and December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

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

The Euro Credit Facility can be canceled at any time. No balances were outstanding under the Euro Credit Facility during 2010 or 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Common Stock

In January 2008, our board of directors authorized the repurchase of up to $750.0 million of our common stock in the open market or through privately negotiated transactions through July 2009. During 2008, we repurchased 14.5 million shares of our common stock for $499.7 million, excluding commissions. In July 2009, this authorization expired and during 2009, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program.

In February 2010, our board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time in the open market or through privately negotiated transactions through December 2011, depending upon market conditions, share price and other factors. During 2010, we repurchased 8.3 million shares of our common stock for $300.0 million.

During 2010, 2009 and 2008, we repurchased approximately 0.7 million, 0.8 million and 0.5 million shares of our common stock, respectively, for approximately $28.5 million, $25.3 million and $16.6 million, respectively, in connection with our obligation to holders of RSUs, RSAs and PSUs to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares. These share repurchases were not part of the publicly announced repurchase program.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2010, 2009 and 2008 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2010
Unrealized gain on marketable securities, net	$1,401	$(557)	$844
Reclassification adjustment for net gain on marketable securities recognized during the period	(150)	60	(90)
Foreign currency translation loss	(5,385)	—	(5,385)

Total other comprehensive loss	$(4,134)	$(497)	$(4,631)

2009
Unrealized gain on marketable securities, net	$5,026	$(2,011)	$3,015
Reclassification adjustment for net loss on marketable securities recognized during the period	286	(114)	172
Foreign currency translation gain	14,973	—	14,973

Total other comprehensive income	$20,285	$(2,125)	$18,160

2008
Unrealized loss on marketable securities, net	$(13,410)	$5,364	$(8,046)
Reclassification adjustment for net loss on marketable securities recognized during the period	13,052	(5,221)	7,831
Foreign currency translation loss	(51,275)	—	(51,275)

Total other comprehensive loss	$(51,633)	$143	$(51,490)

Accumulated other comprehensive loss is comprised of the following items (in thousands):

	December 31,
	2010	2009

Unrealized gain on available-for-sale securities, net of tax	$1,846	$1,092
Cumulative translation adjustment	(9,768)	(4,383)

Total	$(7,922)	$(3,291)

14.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

Our ESPP was suspended as of November 30, 2010 and will be terminated at the close of our acquisition by Intel. From June 2008 through November 2010, our ESPP included a six-month offering period, a 15% discount and a six-month look-back feature.

During an offering period, employees made contributions to the ESPP through payroll deductions. At the end of each offering period, we used the accumulated contributions to issue shares of our common stock to the participating employees. The issue price of those shares was equal to the lesser of (i) 85% of our stock price on the first day of the offering period or (ii) 85% of our stock price on the purchase date. No participant could be issued more than $25,000 of common stock in any one calendar year, and the maximum number of shares a participant could be issued during a single offering period was 10,000 shares. In 2010, 0.9 million shares were issued under the ESPP at a weighted-average issue price of $26.71. In 2009, 0.8 million shares were issued under the ESPP at a weighted-average issue price of $27.63. In 2008, 0.4 million shares were issued under the ESPP at a weighted-

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average issue price of $25.78. The total intrinsic value of shares issued under the ESPP during 2010, 2009 and 2008 was $10.6 million, $8.6 million and $1.7 million, respectively.

Stock Incentive Plans

Under the terms of our 2010 Equity Incentive Plan (“2010 Plan”), we have reserved a total of 16.9 million shares of our common stock, together with shares underlying forfeited or canceled equity awards previously issued under our 1997 Stock Incentive Plan (“1997 Plan”) and certain stock plans of acquired companies, for issuance to our employees, directors and consultants through stock-based awards provided in the form of options, RSUs, RSAs, PSUs or stock appreciation rights. RSAs are common stock issued to recipients that have not vested. RSUs are promises to issue common stock in the future. PSUs are RSUs with performance-based vesting. As of December 31, 2010, we have no stock-based awards outstanding with consultants.

The exercise price for options is equal to the market value of our common stock on the grant date. Options generally contain graded vesting provisions whereby 25% vest one year from the date of grant and thereafter in equal monthly increments over the remaining three years. Unexercised options granted under the 2010 Plan expire seven years after the grant date. Unexercised options originally granted under the 1997 Plan expire ten years after the grant date. RSAs and RSUs also vest over a specified period, generally ratably over three years. RSAs and RSUs assumed in the acquisition of Secure contain graded vesting provisions, generally whereby 25% vest one year from the date of grant and thereafter in equal quarterly increments over the remaining three years.

Under the terms of our 2010 Director Equity Plan (“2010 Director Plan”), we have reserved a total of 0.6 million shares of our common stock for issuance of annual and initial awards of options and RSUs to members of our board of directors who are not employees of ours or any of our affiliated entities. The exercise price for options is equal to the market value of our common stock on the grant date. Unexercised options granted under the 2010 Director Plan expire seven years after the grant date. Unexercised options originally granted under the Amended and Restated 1993 Stock Plan for Outside Directors expire ten years after the grant date. The initial stock option grant vests quarterly over three years. The initial RSU grant vests 33% on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next annual meeting of stockholders at which a general election of directors is held and then quarterly through the third anniversary of the grant. Annual stock option and RSU grants vest in their entirety upon the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next annual meeting of stockholders at which a general election of directors is held. Vesting of all options and RSUs granted under these plans are subject to continuous service by the holder as a director on the vesting date. All options and RSUs held by directors under these plans will become fully vested at the close of our acquisition by Intel.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

The following table summarizes option activity for the year ended December 31, 2010 (in thousands, except per share data):

	Year Ended December 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value(1)

Outstanding at beginning of period	8,963	$31.57
Options granted	1,973	39.08
Options exercised	(3,596)	28.42
Options canceled	(966)	37.32

Outstanding at end of period	6,374	$34.80	7.3	$73,419

Options vested and expected to vest(2)	5,655	$34.31	7.2	$67,897

Options exercisable	2,625	$30.27	5.9	$42,110

(1)	Intrinsic value is calculated as the difference between the market value of our common stock on December 31, 2010 and the exercise price of the option. The aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable excludes options with an exercise price above $46.31, the closing price of our common stock on December 31, 2010, as reported by the New York Stock Exchange.

(2)	Options vested and expected to vest reflect our estimated forfeiture rates.

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $62.5 million, $39.6 million and $90.1 million, respectively.

The tax benefit realized from option exercises, PSUs, RSUs and RSAs vested, and ESPP grants in 2010, 2009 and 2008 was $47.8 million, $38.4 million and $48.6 million, respectively.

The following table summarizes PSU, RSU and RSA activity for the year ended December 31, 2010 (in thousands, except per share data):

	Year Ended December 31, 2010
		Weighted		Weighted		Weighted
	Performance	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	1,696	$33.56	3,479	$33.88	74	$28.57
Granted	852	38.18	1,438	39.53	—	—
Vested	(682)	34.18	(1,302)	33.75	(31)	28.57
Canceled	(249)	33.84	(457)	36.43	(16)	28.57

Unvested at end of period	1,617	$35.68	3,158	$36.14	27	$28.57

The weighted-average remaining contractual life for unvested PSUs, RSUs and RSAs at December 31, 2010, was 0.7 years, 1.0 years and 0.6 years, respectively.

The total fair value of PSUs vested during 2010, 2009 and 2008 was $25.5 million, $21.0 million and $3.1 million, respectively. The 2010 amount excludes the $0.8 million fair value of PSUs vested in 2010 but not released as of December 31, 2010. The 2009 amount includes the $2.3 million fair value of PSUs that vested in 2009 and were released in 2010. The 2008 amount includes the $1.7 million fair value of PSUs that vested in 2008 and

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were released in 2009. The total fair value of RSUs vested during 2010, 2009 and 2008 was $52.0 million, $44.2 million and $44.9 million, respectively. The total fair value of RSAs vested during 2010, 2009 and 2008 was $1.3 million, $9.3 million and $1.9 million, respectively.

Shares available for future grants to employees and outside directors under our stock incentive plans totaled 16.7 million at December 31, 2010. Our management currently plans to issue new shares for the granting of RSAs, vesting of RSUs and PSUs, and exercising of options.

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2010	2009	2008

Restricted stock awards and units	$51,401	$41,997	$26,237
Stock options	29,006	27,992	24,657
Restricted stock units with performance-based vesting	32,914	25,983	22,415
Employee Stock Purchase Plan	6,160	7,064	3,353
Cash settlement of certain options	—	6,058	(382)
Tender offer	—	—	601

Total stock-based compensation expense	$119,481	$109,094	$76,881

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

We paid $5.2 million in January 2008 to settle certain options held by terminated employees which expired as they could not be exercised during the 90-day period subsequent to termination during the period from July 2006 through December 21, 2007, the date we became current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We recognized stock-based compensation expense based on the intrinsic value of the options in 2007.

The following table summarizes stock-based compensation expense recorded by consolidated statements of income and comprehensive income line item in 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of net revenue — service, support and subscription	$6,211	$4,556	$2,572
Cost of net revenue — product	1,444	1,488	1,129

Stock-based compensation expense included in cost of net revenue	7,655	6,044	3,701

Research and development	32,364	27,023	18,476
Sales and marketing	48,945	47,689	33,132
General and administrative	30,517	28,338	21,572

Stock-based compensation expense included in operating costs	111,826	103,050	73,180

Total stock-based compensation expense	119,481	109,094	76,881
Deferred tax benefit	(34,387)	(30,302)	(21,780)

Total stock-based compensation expense, net of tax	$85,094	$78,792	$55,101

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At December 31, 2010, the estimated fair value of all unvested options, RSUs, RSAs, and PSUs that have not yet been recognized as stock-based compensation expense was $109.3 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 1.9 years. This amount does not reflect stock-based compensation expense relating to 0.6 million PSUs for which the performance criteria had not been set as of December 31, 2010.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The fair value of RSUs and PSUs is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the RSUs and PSUs. We had no RSA grants in 2010, 2009 or 2008. The weighted-average fair values of our RSU and PSU grants during 2010, 2009 and 2008 were:

	Years Ended December 31,
	2010	2009	2008

RSU grants	$39.53	$34.04	$34.61
PSU grants	$38.18	$30.80	$34.98

We use the Black-Scholes pricing model to estimate the fair value of our option and ESPP grants. The key assumptions used in the model during 2010, 2009 and 2008 are provided below:

	Years Ended December 31,
	2010	2009	2008

Options:
Risk free interest rate	2.4%	2.4%	3.1%
Weighted-average expected lives (years)	5.3	5.6	5.8
Volatility	29.8%	34.9%	39.9%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	0.3%	0.2%	1.1%
Weighted-average expected lives (years)	0.5	0.5	0.5
Volatility	38.0%	33.3%	32.0%
Dividend yield	—	—	—

The weighted-average grant date fair values of our option and ESPP grants during 2010, 2009 and 2008 were:

	Years Ended December 31,
	2010	2009	2008

Option grants	$12.30	$14.16	$14.63
ESPP grants	$7.99	$9.57	$7.64

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

Our 401(k) and Profit Sharing Plan in the U.S. covers substantially all full-time employees. Our employees in Japan and Canada can participate in plans similar to the 401(k) Plan in the U.S. Our contributions to these plans are similar to those in the U.S. Annual amounts contributed by us under all plans were $0.9 million, $3.3 million and $5.4 million in 2010, 2009 and 2008, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Domestic	$120,642	$92,663	$185,853
Foreign	108,998	131,560	36,353

	$229,640	$224,223	$222,206

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal:
Current	$5,167	$863	$6,052
Deferred	26,779	22,224	10,809

Total Federal	31,946	23,087	16,861
State:
Current	8,741	7,195	15,533
Deferred	(2,323)	1,524	1,079

Total State	6,418	8,719	16,612
Foreign:
Current	8,559	11,726	16,288
Deferred	(1,395)	7,271	236

Total Foreign	7,164	18,997	16,524

Provision for income taxes	$45,528	$50,803	$49,997

Our effective tax rate on income before income taxes differs from the United States federal statutory tax rate as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal income tax provision at statutory rate	$80,374	$78,478	$77,772
State tax expense (net of Federal benefit)	2,421	4,428	6,690
Acquisition related non deductible costs	1,209	1,295	6,825
Foreign earnings taxed at rates different than the Federal rate	(35,805)	(50,290)	(8,951)
Other permanent differences and other taxes	(1,892)	(35)	(5,831)
Tax credits, net of withholding taxes	4,234	(4,017)	(6,370)
Deemed repatriations of earnings from foreign subsidiaries	1,363	3,462	4,857
Changes in valuation allowances	(7,028)	1,006	(34,298)
Non deductible stock compensation	7,848	7,590	6,192
(Benefit) provision for accruals for tax exposures	(7,196)	8,886	3,111

	$45,528	$50,803	$49,997

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The earnings from our foreign operations in India are subject to a tax holiday. In August 2009, the Indian government extended the holiday period to March 31, 2011. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of December 31, 2010.

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009

Deferred Tax Assets:
Deferred revenue	$354,633	$331,444
Accrued liabilities and allowances	105,370	95,423
Depreciation and amortization	98,054	121,731
Tax credits	29,170	51,990
Deferred stock-based compensation	33,791	33,933
Net operating loss carryover	125,094	141,675

	746,112	776,196
Valuation allowance	(61,377)	(75,732)

Total deferred tax assets	684,735	700,464

Deferred Tax Liabilities:
Intangibles not amortizable for tax purposes	56,184	80,958
Prepaids	18,782	14,769

Total deferred tax liability	74,966	95,727

Net deferred tax asset	$609,769	$604,737

Current portion	$334,934	$312,080
Non-current portion	274,835	292,657

Net deferred tax asset	$609,769	$604,737

At December 31, 2010, we had net deferred tax assets of $609.8 million, partially resulting from net operating loss carryovers for federal, state and foreign income tax purposes of approximately $288.1 million, $231.9 million, and $88.9 million, respectively. The federal and state net operating loss carryovers relate primarily to acquisitions and are limited in the amount that can be recognized in any one year. They have expiration dates ranging from 2011 to 2034. The foreign net operating losses relate primarily to losses incurred as a result of current operations and do not expire. There was a net decrease in net operating loss deferred tax asset primarily related to current year utilizations partially offset by the acquisition of Trust Digital and Internet Safety. The net decrease in the valuation allowance relates primarily to the change in judgment regarding the necessity of a valuation allowance on our remaining foreign tax credit. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain credit carryforwards and acquired net operating losses for which a valuation allowance has been provided.

We intend to indefinitely reinvest all current and/or future earnings of our foreign subsidiaries. As such, U.S. income taxes have not been provided for on a cumulative total of approximately $637.7 million of earnings of certain non-U.S. subsidiaries. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of certain non-U.S. subsidiaries is not practicable due to the complexities of this hypothetical calculation.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, gross unrecognized tax benefits totaled $53.0 million and accrued interest and penalties totaled $19.2 million for an aggregate gross amount of $72.2 million. Of the $72.2 million, $71.7 million, if recognized, would favorably affect our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008

Beginning gross unrecognized tax benefits	$90,973	$89,612	$71,690
Gross increases related to prior year tax positions	1,274	35,056	17,195
Gross decreases related to prior year tax positions	(2,975)	(9,857)	(1,896)
Gross increases related to current year tax positions	864	1,056	3,648
Settlements	(36,783)	(12,929)	(244)
Lapse of statute of limitations	(328)	(11,965)	(781)

Ending gross unrecognized tax benefits	$53,025	$90,973	$89,612

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the twelve months ended December 31, 2010, we recognized a net increase of $0.9 million in potential interest and penalties associated with uncertain tax positions.

We file numerous consolidated and separate income tax returns in the United States federal and state jurisdictions and in many foreign jurisdictions. On an ongoing basis we are routinely subject to examination by taxing authorities throughout the world, including jurisdictions such as Australia, Canada, France, Germany, India, Ireland, Italy, Japan, The Netherlands and the United Kingdom. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2008 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 1997.

In the third quarter 2010, we concluded the examinations in the United States for the calendar years 2006 and 2007, in Germany for the years 2002 to 2007 and in Japan for the years 2007 to 2009. The conclusion of these examinations did not have a material impact on the financial statements. The reduction in uncertain tax positions related to settlements was offset by reductions in certain tax carryforwards. We continue to be under audit in the United States and other jurisdictions. The Internal Revenue Service is presently conducting an examination of our federal income tax returns for the calendar years 2008 and 2009. We are also currently under examination by the State of California for the years 2004 to 2007. We cannot reasonably determine if these examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations. We believe it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $6.8 million to $12.2 million as audits close and statutes expire. In January 2009 we concluded pre-filing discussions with the Dutch tax authorities with respect to the 2004 tax year resulting in a tax benefit of approximately $2.2 million.

17.	Net Income Per Share

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Net income	$184,112	$173,420	$172,209

Basic weighted-average common stock outstanding	154,936	156,144	156,205
Dilutive options, RSUs, RSAs, PSUs and ESPP grants(1)	2,449	2,844	3,201

Diluted weighted-average shares	157,385	158,988	159,406

Net income per share — basic	$1.19	$1.11	$1.10

Net income per share — diluted	$1.17	$1.09	$1.08

(1)	At December 31, 2010, 2009 and 2008, 2.4 million, 6.0 million and 5.7 million RSUs and options, respectively, were excluded from the calculation since the effect was anti-dilutive. In addition, we excluded 0.6 million, 0.6 million and 0.8 million PSUs for the years ended December 31, 2010, 2009 and 2008, as they are contingently issuable shares.

18.	Business Segment and Major Customer Information

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our chief operating decision maker evaluates performance based on income from operations, which includes only cost of revenue and selling expenses directly attributable to a sale. Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net revenue by region:
North America	$1,193,614	$1,091,857	$844,937
EMEA	527,651	531,763	502,876
Japan	149,713	138,624	116,567
APAC	115,129	96,277	81,109
Latin America	78,700	68,811	54,576

Net revenue	$2,064,807	$1,927,332	$1,600,065

Income from operations by region:
North America	$917,836	$815,643	$622,883
EMEA	360,503	369,916	354,376
Japan	116,011	108,117	87,647
APAC	64,992	60,836	53,512
Latin America	55,379	47,379	36,467
Corporate and other	(1,285,299)	(1,179,584)	(965,314)

Income from operations	$229,422	$222,307	$189,571

Corporate and other includes research and development expenses, cost of net revenues and sales and marketing expenses not directly related to the sale of our products and services, general and administrative expenses, stock-based compensation expense, amortization of purchased technology and other intangibles, restructuring (benefit) charges, costs associated with our signature file update released on April 21, 2010 and in-process research and development. These expenses are either not attributable to any specific geographic region or are not included in the segment measure of income (loss) from operations reviewed by our chief operating decision maker. In 2010, additional expenses such as certain expenses associated with our partner and original equipment manufacturer arrangements and certain marketing expenses were included in the segment measure of income from operations reviewed by our chief operating decision maker. We have included these types of expenses in the respective prior periods to conform to our current period presentation. Additionally, income from operations by region, excluding corporate and other, reflects certain costs such as sales commissions and customer acquisition costs that are recognized over the period during which the related revenue is recognized for our consolidated income from operations, but are reflected as period expense in the income from operations by region above. The difference between income from operations and income before provision for income taxes is reflected on the face of our consolidated statements of income and comprehensive income.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decision maker. Summarized financial information concerning our total assets by business and geographic region is as follows (in thousands):

	December 31,
	2010	2009

North America	$2,708,183	$2,645,356
EMEA	1,152,708	1,005,671
Japan	228,628	184,756
APAC	110,937	98,505
Latin America	31,896	28,898

Total assets	$4,232,352	$3,963,186

Property and equipment based on the physical location of the assets is as follows (in thousands):

	December 31,
	2010	2009

United States	$136,561	$105,217
Foreign countries	30,633	27,799

Total	$167,194	$133,016

No individual foreign country accounts for 10% or more of our total property and equipment.

Net revenue attributed to countries based on the location of the customer is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$1,107,406	$1,023,517	$785,444
Foreign countries	957,401	903,815	814,621

Total	$2,064,807	$1,927,332	$1,600,065

Customer Information

During 2010, 2009 and 2008, Tech Data Corp. accounted for 12%, 12% and 11%, respectively, of total net revenue. During 2010, 2009 and 2008, Ingram Micro, Inc. accounted for 10%, 11% and 16%, respectively, of total net revenue. The net revenue derived from these customers is reported primarily in our North American and EMEA geographic segments.

19.	Litigation

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. As of December 31, 2010, we had accrued aggregate liabilities of approximately $43.0 million for all of our litigation matters. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Beginning on August 19, 2010, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara and two putative class action lawsuits were filed in the Court of Chancery of the State of Delaware against, among others, McAfee, our directors and certain of our officers. On September 8, 2010, the Santa Clara Superior Court issued an order consolidating the lawsuits filed in Santa Clara Superior Court under the Master File No. 1-10-CV-180413 (the “Santa Clara Action”) and deferring consideration of the issue of appointment of lead counsel. On September 15, 2010, the Delaware Chancery Court issued an order consolidating the lawsuits filed in Delaware Chancery Court under the caption In re McAfee, Inc. Shareholders Litigation, C.A.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 5752 (the “Delaware Action”); appointing co-lead counsel; and designating the purported class action complaint filed in Delaware on August 20, 2010 as the operative complaint in the consolidated action (the “Delaware Complaint”). On September 20, 2010, the plaintiffs in the Santa Clara Action filed a purported consolidated class action complaint in Santa Clara Superior Court under the caption In re McAfee Inc. Shareholder Litigation, Case No. 1-10-CV-180413 (the “Santa Clara Consolidated Complaint”). As noted below, these plaintiffs filed a further amended complaint on January 6, 2011.

The lawsuits purport to have been filed on behalf of all holders of our common stock. McAfee and our current directors are defendants in each of these lawsuits.

The Santa Clara Consolidated Complaint and the Delaware Complaint generally allege that the directors (whom we refer to, collectively, as the “Individual Defendants”) breached their fiduciary duties by, among other things, allegedly engaging in an unfair process to consummate the proposed acquisition of McAfee by Intel (the “Merger”) and failing to maximize stockholder value in negotiating and approving the definitive agreement related to the Merger. The complaints also generally allege that McAfee and Intel — and in the case of the Delaware Complaint, Merger Sub - aided and abetted the Individual Defendants’ alleged breaches of fiduciary duty. The complaints seek, among other things, money damages and injunctive relief, including rescission of the merger.

Pursuant to an agreement among the parties, the defendants have not responded to the Delaware Complaint. On September 20, 2010, counsel for the plaintiffs in the Delaware Action informed the Delaware Chancery Court that the Delaware plaintiffs had reached an agreement with the California plaintiffs to coordinate the respective litigations and, among other things, to conduct any expedited proceedings in Santa Clara Superior Court. There has been no activity in the Delaware Action since that date, and the Delaware plaintiffs have informed us that they consider the Delaware Action to be temporarily stayed.

In the Santa Clara Action, the plaintiffs filed a motion seeking expedited discovery, claiming to need such discovery in order to file a motion to preliminarily enjoin the stockholder vote regarding the Merger. We opposed plaintiffs’ motion. On October 5, 2010, the Santa Clara County Court denied plaintiffs’ motion for expedited discovery. Beginning on October 18, 2010, pursuant to an agreement among the parties to the Santa Clara Action, we provided the plaintiffs with certain discovery relating to the Merger. On October 20, 2010, McAfee and the Individual Defendants filed a motion, which Intel joined, requesting that the Santa Clara Consolidated Complaint be dismissed. Rather than oppose that motion, plaintiffs in the Santa Clara Action filed an amended complaint on January 6, 2011 (the “Santa Clara Consolidated Amended Complaint”). Defendants’ responses to the Santa Clara Consolidated Amended Complaint are due in February 2011. We intend to vigorously defend these lawsuits.

In June 2006, Finjan Software, Ltd. (“Finjan”) filed a complaint in the United States District Court for the District of Delaware (the “District Court”) against Secure, which we acquired in November 2008, alleging Webwasher Secure Content Management suite and CyberGuard TSP infringe three Finjan patents. In March 2008, a jury found that Secure willfully infringed certain claims of three Finjan patents and awarded $9.2 million in damages. This was recorded as an assumed liability in the allocation of the purchase price for Secure. In August 2009, the judge amended the jury damages award to include additional infringing sales through March 2008 as well as specified pre-judgment and post-judgment interest. The judge also awarded enhanced damages in the amount of 50% of the amended jury damages award and enjoined Secure from infringing the asserted claims of the Finjan patents. On November 4, 2010, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the District Court’s verdict as to infringement, affirmed the District Court’s damages award, and remanded to the District Court to determine post-judgment, pre-injunction damages. We previously accrued a liability in the amount of the District Court’s damages award plus estimated post-judgment, pre-injunction damages. We have filed a petition seeking a rehearing.

We have other patent infringement cases pending against us that we intend to vigorously defend.

In addition, we are engaged in other legal and administrative proceedings incidental to our normal business activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2011.

McAfee, Inc.

By:	/s/ David G. DeWalt
David G. DeWalt
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. DeWalt (David G. DeWalt)	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Jonathan Chadwick (Jonathan Chadwick)	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Keith S. Krzeminski (Keith S. Krzeminski)	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	February 25, 2011

/s/ Charles J. Robel (Charles J. Robel)	Non-Executive Chairman of the Board	February 25, 2011

/s/ Carl Bass (Carl Bass)	Director	February 25, 2011

/s/ Thomas Darcy (Thomas Darcy)	Director	February 25, 2011

/s/ Leslie G. Denend (Leslie G. Denend)	Director	February 25, 2011

(Jeffrey A. Miller)	Director	February 25, 2011

(Lorrie M. Norrington)	Director	February 25, 2011

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	February 25, 2011

/s/ Robert W. Pangia (Robert W. Pangia)	Director	February 25, 2011

/s/ Anthony Zingale (Anthony Zingale)	Director	February 25, 2011

SCHEDULE II

MCAFEE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,
		Additions Charged
		to Operating	Write-Offs of
	Balance at	Expense,	Previously	Balance at
	Beginning of	Deferred Revenue or	Provided	End of
Allowance for Doubtful Accounts, Net(1)	Period	Net Revenue	Accounts	Period
	(In thousands)

Year Ended December 31, 2010	$6,510	$1,340	$(1,998)	$5,852
Year Ended December 31, 2009	$3,947	$3,070	$(507)	$6,510
Year Ended December 31, 2008	$4,076	$1,126	$(1,255)	$3,947

(1)	Allowance for Doubtful Accounts, Net. The allowance for doubtful accounts consists of our estimates with respect to the uncollectibility of our receivables. Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when determining the allowance for doubtful accounts.

		Provision for
		Sales Returns
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Sales Returns	Period	Revenue(2)	Returns	Period
	(In thousands)

Year Ended December 31, 2010	$17,146	$99,874	$(105,232)	$11,788
Year Ended December 31, 2009	$14,789	$87,153	$(84,796)	$17,146
Year Ended December 31, 2008	$7,994	$95,853	$(89,058)	$14,789

		Provision for
		Other
		Incentives
		Charged to Net
	Balance at	Revenue or		Balance at
	Beginning of	Deferred	Actual	End of
Other Incentives	Period	Revenue(2)	Incentives	Period
	(In thousands)

Year Ended December 31, 2010	$51,612	$136,940	$(113,672)	$74,880
Year Ended December 31, 2009	$46,417	$124,259	$(119,064)	$51,612
Year Ended December 31, 2008	$40,494	$110,469	$(104,546)	$46,417

(2)	Allowance for Sales Returns and Allowance for Other Incentives. The allowance for sales returns and the allowance for incentives consist of our estimates of potential future product returns related to product revenue, and specific provisions for distributor, reseller, and retailer sales incentives that are reductions in the revenue to be realized, respectively. The actual returns and the provision for sales returns include adjusted billings. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. These estimates affect our “net revenue” line item on our consolidated statements of income and comprehensive income and affect our “accounts receivable, net” and “other accrued liabilities” line items on our consolidated balance sheets. These estimates affect all of our operating geographies. At December 31, 2010, $25.0 million is netted with the “accounts receivable, net” line item and $61.7 million is in the “other accrued liabilities” line item on our consolidated balance sheet.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	This 10-K

2.1	Agreement and Plan of Merger, dated as of August 18, 2010, by and among Intel Corporation, Jefferson Acquisition Corporation and McAfee, Inc.	8-K	001-31216	10.1	August 19, 2010
3.1	Third Restated Certificate of Incorporation of the Registrant, as amended on April 27, 2009	8-K	001-31216	3.1	May 1, 2009
3.2	Certificate of Ownership and Merger between Registrant and Network Associates, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Fourth Amended and Restated Bylaws of the Registrant	8-K	001-31216	3.2	May 1, 2009
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and the Registrant	S-3	333-46049	10.13	February 11, 1998
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant	S-3	333-46049	10.14	February 11, 1998
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC	S-3	333-46049	10.15	February 11, 1998
10.4	Form of lease executed November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California	S-3	333-46049	10.16	February 11, 1998
10.5	First Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.28	November 13, 2001

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10.6		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.29	November 13, 2001
10.7		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.30	November 13, 2001
10.8		Subordination, Non-disturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant	10-Q	000-20558	10.31	November 13, 2001
10	.9*	Form of Indemnification Agreement between the Registrant and its Executive Officers	10-K	001-31216	10.34	March 9, 2004
10	.10*	Network Associates, Inc. Tax Deferred Savings Plan	S-8	333-110257	4.1	November 5, 2003
10.11		Umbrella Credit Facility of Registrant dated April 15, 2004	10-Q	001-31216	10.36	May 10, 2004
10	.12*	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.37	May 10, 2004
10	.13*	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.43	August 9, 2004
10	.14*	Letter agreement, dated February 23, 2007 between David DeWalt and the Registrant	8-K	001-31216	10.37	March 8, 2007
10	.15*	Letter Agreement, dated February 5, 2008 between David DeWalt and the Registrant, amending the Letter Agreement, dated February 23, 2007 between David DeWalt and the Registrant	10-K	001-31216	10.18	March 2, 2009
10	.16*	Executive Employment Agreement, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and David DeWalt	8-K	001-31216	10.1	August 25, 2010
10	.17*	Letter agreement, dated May 3, 2010 between Jonathan Chadwick and the Registrant	8-K	001-3126	10.1	May 6, 2010
10	.18*	Executive Employment Agreement, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Jonathan Chadwick	8-K	001-31216	10.2	August 25, 2010

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.19*	Letter agreement, dated April 30, 2008 between Albert “Rocky” Pimentel and the Registrant	8-K	001-31216	10.1	April 30, 2008
10	.20*	Letter agreement, dated August 17, 2007 between Mark Cochran and the Registrant	10-Q	001-31216	10.1	May 12, 2008
10	.21*	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Mark Cochran	8-K	001-31216	10.4	August 25, 2010
10	.22*	Letter agreement, dated September 14, 2007 between Michael DeCesare and the Registrant	10-Q	001-31216	10.2	May 12, 2008
10	.23*	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Michael DeCesare	8-K	001-31216	10.3	August 25, 2010
10	.24*	Letter agreement, dated February 15, 2007 between Keith Krzeminski and the Registrant	10-K	001-31216	10.23	March 2, 2009
10	.25*	Letter Agreement, dated October 25, 1999 between Todd Gebhart and the Registrant	10-Q	001-31216	10.1	November 6, 2009
10	.26*	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Todd Gebhart					X
10	.27*	Letter Agreement, dated October 5, 2007 between Gerhard Watzinger and the Registrant	10-Q	001-31216	10.2	November 6, 2009
10	.28*	Letter Agreement, dated February 5, 2008 between Gerhard Watzinger and the Registrant, amending the Letter Agreement, dated October 5, 2007 between Gerhard Watzinger and the Registrant	10-K	001-31216	10.23	February 26, 2010
10	.29*	Retention Letter, dated as of August 18, 2010, by and among McAfee, Inc., Intel Corporation and Gerhard Watzinger	8-K	001-31216	10.5	August 25, 2010
10	.30*	Form of Change of Control and Retention Agreement (Mr. DeWalt and Tier 2 Executives)	8-K	001-31216	10.2	February 17, 2010
10	.31*	Change of Control and Retention Plan (Tier 3 Executives)					X
10	.32*	Change of Control and Retention Agreement, dated January 26, 2009, between David DeWalt and the Registrant	8-K	001-31216	10.1	January 30, 2009

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.33*	Foundstone, Inc. 2000 Stock Plan, as amended	10-Q	001-31216	10.6	May 12, 2008
10	.34*	SafeBoot Stock Option Plan 2006, as amended	S-8	333-150918	4.1	May 14, 2008
10	.35*	1997 Stock Incentive Plan, as amended	10-Q	001-31216	10.2	August 7, 2009
10	.36*	Form of Performance Stock Unit Issuance Agreement (1997 Stock Incentive Plan)	10-Q	001-31216	10.8	May 12, 2008
10	.37*	Form of Restricted Stock Unit Issuance Agreement (1997 Stock Incentive Plan)					X
10	.38*	Form of Stock Option Award Agreement (1997 Stock Incentive Plan)	10-K	001-31216	10.32	March 2, 2009
10	.39*	2010 Equity Incentive Plan	10-Q	001-31216	10.1	August 6, 2010
10	.40*	Form of Performance Stock Unit Issuance Agreement (2010 Equity Incentive Plan)					X
10	.41*	Form of Restricted Stock Unit Issuance Agreement (2010 Equity Incentive Plan)					X
10	.42*	Form of Stock Option Award Agreement (2010 Equity Incentive Plan)					X
10	.43*	2002 Employee Stock Purchase Plan, as amended	10-Q	001-31216	10.3	August 6, 2010
10	.44*	Executive Bonus Plan	10-Q	001-31216	10.3	August 7, 2008
10	.45*	Amended and Restated 1993 Stock Plan for Outside Directors	DEF 14A	001-31216	App. F	March 25, 2009
10	.46*	2010 Director Equity Plan	10-Q	001-31216	10.2	August 6, 2010
10	.47*	Secure Computing Corporation 2002 Stock Incentive Plan	S-8	333-155583	4.1	November 21, 2008
10	.48*	Secure Computing Corporation (formerly CipherTrust, Inc.) 2000 Stock Option Plan	S-8	333-155583	4.2	November 21, 2008
10	.49*	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan	S-8	333-155583	4.3	November 21, 2008
10	.50*	MX Logic, Inc. 2002 Equity Incentive Plan	S-8	333-162970	4.1	November 6, 2009
10.51		Share Purchase Agreement, dated October 8, 2007 among the Registrant, McAfee European Holdings Limited and SafeBoot Holding B.V., among other parties	10-K	001-31216	10.32	February 27, 2008
10.52		Agreement and Plan of Merger, dated September 21, 2008 among the Registrant, Seabiscuit Acquisition Corporation and Secure Computing Corporation	8-K	001-31216	10.1	September 22, 2008

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	This 10-K

10.53		Credit Agreement dated December 22, 2008 among the Registrant, McAfee Ireland Holdings Limited, the subsidiaries of the Registrant party thereto as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	001-31216	10.1	December 29, 2008
10.54		First Amendment to Credit Agreement dated February 10, 2010 among the Registrant, McAfee Ireland Holdings Limited, the subsidiaries of the Registrant party thereto as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	001-31216	10.1	February 17, 2010
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance					X
101	.SCH	XBRL Taxonomy Extension Schema					X
101	.CAL	XBRL Taxonomy Extension Calculation					X
101	.LAB	XBRL Taxonomy Extension Labels					X
101	.PRE	XBRL Taxonomy Extension Presentation					X
101	.DEF	XBRL Taxonomy Extension Definition					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.